Form 10-K
period 2008-12-31
FLURIDA GROUP INC
filed 2009-04-13
CIK 1430960

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

Commission file number 000-50903

FLURIDA GROUP, INC.

((Exact name of registrant as specified in its charter)

Nevada	3469	26-0688130

(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	IRS I.D.

800 West Fifth Avenue, Suite 210B Naperville, IL	60563
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:  630-778-8519
Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes ☐     No X

The Registrant’s Common Stock was not trading as of June 30 2008.

The number of outstanding shares of the Registrant’s Common Stock, $0.001 par value, was 38,990,827 shares as of March 31, 2009.

TABLE OF CONTENTS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

This Annual Report on Form 10-K, the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission, or SEC, and public announcements that we have previously made or may subsequently make include, may include, incorporate by reference or may incorporate by reference certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to enjoy the benefits of that act. Unless the context is otherwise, the forward-looking statements included or incorporated by reference in this Form 10-KSB and those reports, statements, information and announcements address activities, events or developments that Flurida Group, Inc. (hereinafter referred to as “we,” “us,” “our,” “our Company” or “Flurida Group”) expects or anticipates, will or may occur in the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed elsewhere in this Report.

Certain risk factors could materially and adversely affect our business, financial conditions and results of operations and cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, and you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made and we do not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. The risks and uncertainties we currently face are not the only ones we face. New factors emerge from time to time, and it is not possible for us to predict which will arise. There may be additional risks not presently known to us or that we currently believe are immaterial to our business. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. If any such risks occur, our business, operating results, liquidity and financial condition could be materially affected in an adverse manner. Under such circumstances, you may lose all or part of your investment.

The industry and market data contained in this report are based either on our management’s own estimates or, where indicated, independent industry publications, reports by governmental agencies or market research firms or other published independent sources and, in each case, are believed by our management to be reasonable estimates. However, industry and market data is subject to change and cannot always be verified with complete certainty due to limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties inherent in any statistical survey of market shares. We have not independently verified market and industry data from third-party sources. In addition, consumption patterns and customer preferences can and do change. As a result, you should be aware that market share, ranking and other similar data set forth herein, and estimates and beliefs based on such data, may not be verifiable or reliable.

PART I

Item 1.  Description of Business

General

Organization

Flurida Group, Inc. is a Nevada corporation formed on December 19, 2006, with registered address at 502 East John Street, Carson City, NV 89706.  Flurida Group, Inc. transacts its business in the U.S. as Flurida Group USA, Inc. located in the State of Illinois and has principal office at 800 West Fifth Avenue, Suite 210, Naperville, IL 60563.

In addition to our U.S. operation, we have one representative office in China and one subsidiary in Europe:

•
Flurida Group Qingdao Office. (“Flurida Qiangdao”): Flurida Group Qingdao Office was on December 10, 2007.  It is aa representative office on behalf of Flurida Group, Inc. to conduct the business of trading services, distribution, and marketing of the appliance parts in China. The Flurida Group Qingdao Office is located at Room 301, Unit 1, Yulong Building, 19 Miaoling Road, Qingdao, China 266061.

•
Flurida Group European S.R.L (“Flurida European”): Flurida Group European S.R.L. was established on November 22, 2007.   The Flurida European is in the business of trading services, distribution, and marketing of the appliance parts in Europe.  Flurida European is located at Via locatelli 2, 21010 Vizzola, Ticino, VA-Italy.  It had not commenced its business as of the date of this registration statement.

Flurida Group, Inc. is headquartered in 800 West Fifth Avenue, Suite 210, Naperville, IL 60563, USA.  Our telephone number is 630-778-8519.

Business

Our business is the sale of appliance parts in Asia, Europe, North and South America.  Our business is the sale of appliance parts in Asia, Europe, North and South America.

Our Products

We sell the following types of appliance parts:

•
Automatic Refrigerator Build-in Icemaker: The automatic refrigerator build-in icemaker is designed for household refrigeration products, such as refrigerator, under-counter refrigerator, freezer to make the ice cubes automatically.

•
Refrigerator Through-Door Ice Water System: Refrigeration Through-Door Ice Water System is the system that stores the ice cubes harvested from the icemaker, delivered and dispensed the ice, crushed ice or water to the refrigerator door through the electronic control system at the front of the refrigerator door. The through-door ice water system normally includes the following assemblies: ice bucket assembly, motor rail assembly, module assembly, facade assembly, housing assembly. The ice bucket assembly and the motor rail assembly can be located in the freezer, in the refrigerator door and or sealed chamber in the refrigerator. The module assembly, facade assembly and housing assembly vary according to the specific design from each client.

•
Shade Pole Motor and Motor Assembly for Refrigerator or Freezers:  The shade pole motor and motor assembly is a key part for refrigerators or freezers.  Flurida Group Inc’s motor part is designed and specified for the refrigerators or freezers made by Electrolux, an US company located at Springfield, TN.

In 2008, the Company sold total quantity of 45129 icemakers and 273672 motors to an US company, Electrolux, located at Springfield, TN for $1,490,645.73, which is the sum of $518,721.84 as sold and $ 971,923.89 as consignment sales.  The icemakers and motors were manufactured and supplied by Zhong Nan Fu Rui.  The icemakers and motors were shipped out at FOB shipping point Qingdao, China.

In 2008, the Company also sold 51,685 rolls of thermostats, CT-7 (RoHS), the key parts for icemakers, to Zhong Nan Fu Rui.  The parts, CT-7 (RoHS) were exclusively used for the icemakers purchase order by Electrolux.  The Company purchased the parts, CT-7 (ROHS) from Wako Electronics, Inc., an US Company located at Louisville, KY 40299 for $45,603.72.  Then, Flurida Group, Inc. adds averaged 5% margin based on the cost of purchase, so, $47,886.44 were sold and invoiced to Zhong Nan Fu Rui.

The Company also sold 10,000 pieces of Rocker Switch, the key parts for icemakers, to Zhong Nan Fu Rui.  The parts, Rocker Switch, were exclusively used for the icemakers purchase order by Electrolux.  The Company purchased the parts, Rocker Switch from CW Industries, an US Company located at Southampton, PA 18966 for $ 5,080.01.  Then, Flurida Group, Inc. adds averaged 5% margin based on the cost of purchase, so, $5,335 were sold and invoiced to Zhong Nan Fu Rui.

Flurida Group, Inc. adopted the cost plus pricing policies.  For the sales value less than 2 million US dollars, the sales price will be cost of purchase plus averaged 5% of cost.

In summary, in the fiscal year ended December 31, 2008, the Company had total revenue of $1,543,867 and cost of goods sold of $1,464,792.

Our Supplier

The products we will sell are manufactured in China by Zhong Nan Fu Rui Mechanical Electronics Manufacturing Co., Ltd. (“Zhong Nan Fu Rui”).  It was established in 2005 specializing in home appliance components and subassemblies manufacturing, and located in Qingdao City, Shandong Province, China.  On September 18, 2007, amended June 25, 2008 and further amended on August 4, 2008, Flurida Group, Inc. signed a five year distribution agreement with Zhong Nan Fu Rui Mechanical Electronics Manufacturing Co., Ltd.  Zhong Nan Fu Rui is a Chinese manufacturing company owned 100% by Mr. Jianfeng Ding, our president.  Under the terms of the agreement Zhong Nan Fu Rui authorizes Flurida to be its exclusive sales agent for the ice making product lines, including icemaker and ice water dispensing systems all over the world. The ice making product lines shall include the products that Zhong Nan Fu Rui developed before the agreement signed and the products that will be developed solely by Zhong Nan Fu Rui during the term of the agreement. Zhong Nan Fu Rui is the exclusive supplier of the products we sell.  Although the distribution agreement requires that the purchase price we will pay for these products will be comparable to what we would have paid a non-related party in arm’s-length transactions, Mr. Ding may face a conflict in calculating the price the products are sold to us and the determining amount of products we purchase.  However, because Mr. Ding has a fiduciary duty to us and our shareholders, he has indicated that he will assure strict adherence to this provision of the agreement and will not require us to purchase a quantity of products in excess of that which we can reasonably afford or reasonably expect to sell in within two to three months of our purchase of the products.

Customers

We sell our product to refrigerator manufacturers such as Electrolux North America, Electrolux Italy, Electrolux Hungary, Electrolux Australia, B/S/H, Liebherr, Haier, Midea, Melin.

Markets

We sell our products in United States, Mexico, Canada, China, South Korea, Italy, Germany, Holland, and Spain.

Marketing

Our products will be sold directly by our officers, directors and employees to customers and potential customers.  We will locate these customers primarily by personal contacts or referrals.

Our Competition and Our Market Position

Competition within the appliance parts industry is intense. We will compete with both large scale state-owned enterprises and smaller scale private companies. In addition, we also face competition from international appliance parts resellers.  Many of our competitors have substantially greater financial, marketing, personnel and other resources than we do.

Our major competitor in ice maker market is Japan Servo Co., Ltd. which is headquartered in Japan. Japan Servo develops, manufactures and sells consumer and industrial small motors, as fans, blowers and sensors, and motor application products.  Japan Servo's Indonesia factory, PT.Japan Servo Batam produces an aluminum icemaker. We believe based upon our knowledge of the industry that we are about 25% the size of Japan Servo.  Japan Servo currently primarily sells to GE and Electrolux in USA.

Our other major competitor for ice maker and ice water dispensing system products is Mid-South Industries Inc. (MSI) Headquartered in Gadsden, AL, United States.   MSI mainly designs, produces and sells automobile parts, telecommunication parts and refrigeration parts. MSI experienced a major financial problem in 2005 year which caused them to lose the businesses with Electrolux. MSI still produces a small volume of icemaker and has the capability to design and produce icemaker and ice water system products.

Our major competitors in motors for refrigerators or freezers are AO Smith in USA market, EBM in Germany for Europe market, and Hua Yi Co., Ltd. in China market.

We compete with these and other suppliers based upon:

(1)	Our larger and more focused design group

(2)	We offer a wider range of products.

(3)	Our products are cost effective, but with highest quality control standard, all passed the ISO 9000 and UL certification.

(4)	We sell in a broader market throughout the world while our most competitors’ products are only sold in regional markets.

Research and Development

We have not incurred research and development expenses in the last two fiscal years.

Our Intellectual Property

We have no intellectual property.

Our Employees

We have the following number of full time employees:

Clerical –  0
Operations – 5
Administrative – 1
Management – 3
Sales – 1

We have no part time employees.  We have no collective bargaining agreement with our employees.  We consider our relationship with our employees to be excellent.

Additional Information

We are a public company and file annual, quarterly and special reports and other information with the SEC. We are not required to, and do not intend to, deliver an annual report to security holders. You may read and copy any document we file at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. You can request copies of these documents by writing to the SEC and paying a fee for the copying cost. Please call the SEC at 1-800-SEC-0330 for more information about the operation of the public reference room. Our filings are also available, at no charge, to the public at http://www.sec.gov.

Item 2.  Description of Property

We rent the following properties:

1. Flurida Group Qingdao Office

•	Address: City/State/Zip ：is located at Room 301, Unit 1, Yulong Building, 19 Miaoling Road, Qingdao, China 266061.
•	Number of Square Feet: 800 Square Feet
•	Name of Landlord: Jianfeng Ding, a shareholder of Flurida Group, Inc.

•	Term of Lease: Three Year （from January 1, 2008 to December 31, 2010）
•
Monthly Rental: RMB 1800yuan （Chinese Rmb were translated to U.S. dollars using the first date of each month, the current exchange rate is 1 US dollar to 7.00 Chinese RMB, i.e, the rent is USD 257.14 per month ）

•	Adequate for current needs: √ Yes

2. Flurida Group USA, Inc.

Address: City/State/Zip ：is located at 800 West Fifth Avenue, Suite 210, Naperville, IL 60563.

•	Number of Square Feet: 1500 Square Feet
•	Name of Landlord: Eight Hundred Corporate Building Partnership
•	Term of Lease: ThreeYear （from Oct 1, 2007 to Sep 30, 2010）
•	Monthly Rental: $1705
•	Adequate for current needs: √ Yes

3. Flurida Group European S.R.L

Address: City/State/Zip ：is located at Via locatelli 2, 21010 Vizzola, Ticino, VA-Italy.

•	Number of Square Feet: 400 Square Feet
•	Name of Landlord: TICIMPEX S.R.L
•	Term of Lease: Three Year （from January 1, 2008 to December 31, 2010）
•	Monthly Rental: euro1000 （EURO were translated to U.S. dollars using the first date of each month, the current currency exchange rate is 1 USD to 0.6420 Euro, i.e, the rent is USD 1557.63 per month）
•	Adequate for current needs: √ Yes

We do not intend to renovate, improve, or develop properties. We are not subject to competitive conditions for property and currently have no property to insure. We have no policy with respect to investments in real estate or interests in real estate and no policy with respect to investments in real estate mortgages. Further, we have no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities.

Item 3.  Legal Proceedings

We are not a party to any material legal proceedings nor are we aware of any circumstance that may reasonably lead any third party to initiate material legal proceedings against us.

Item 4.       Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Trading History

Our common stock is quoted on the Over-The-Counter Bulletin Board under the symbol “FLUG.” There were no trades in our stock as of December 31, 2008.  As of March 31, 2009, there were approximately 134 stockholders of record of the common stock (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and 38,990,827 outstanding shares of common stock.

Dividends

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that the Board of Directors considers relevant. Each holder of our Series A preferred stock is entitled to a 10% per annum cumulative dividend.

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

●	we would not be able to pay our debts as they become due in the usual course of business; or

●
our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution, unless otherwise permitted under our articles of incorporation.

Securities Authorized for Issuance Under Equity Compensation Plans

Flurida Group had no equity compensation plans in place as of December 31, 2008.

 Item 6. Selected Consolidated Financial Data

Not required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

Our business is the sale of appliance parts in Asia, Europe, North and South America.  The main products that we sell to these markets are icemakers, motors, appliance assemblies.

These parts are manufactured in China by Zhong Nan Fu Rui Mechanical Electronics Manufacturing Co., Ltd. (“Zhong Nan Fu Rui”)

Zhong Nan Fu Rui was established in 2005 specializing in home appliance components and subassemblies manufacturing, and located in Qingdao City, Shandong Province, China.  On September 18, 2007, amended June 25, 2008 and further amended on August 4, 2008, Flurida Group, Inc. signed a long-term distribution agreement with Zhong Nan Fu Rui Mechanical Electronics Manufacturing Co., Ltd.  Zhong Nan Fu Rui is a Chinese manufacturing company owned 100% by Mr. Jianfeng Ding, our president.

We sell the following types of appliance parts:

•
Automatic Refrigerator Build-in Icemaker: The automatic refrigerator build-in icemaker is designed for household refrigeration products, such as refrigerator, under-counter refrigerator, freezer to make the ice cubes automatically.

•
Refrigerator Through-Door Ice Water System: Refrigeration Through-Door Ice Water System is the system that stores the ice cubes harvested from the icemaker, delivered and dispensed the ice, crushed ice or water to the refrigerator door through the electronic control system at the front of the refrigerator door. The through-door ice water system normally includes the following assemblies: ice bucket assembly, motor rail assembly, module assembly, facade assembly, housing assembly. The ice bucket assembly and the motor rail assembly can be located in the freezer, in the refrigerator door and or sealed chamber in the refrigerator. The module assembly, facade assembly and housing assembly vary according to the specific design from each client.

•
Shade Pole Motor and Motor Assembly for Refrigerator or Freezers:  The shade pole motor and motor assembly is a key part for refrigerators or freezers.  Flurida Group Inc’s motor part is designed and specified for the refrigerators or freezers made by Electrolux, an US company located at Springfield, TN.

In 2008, the Company sold total quantity of 45129 icemakers and 273672 motors to an US company, Electrolux, located at Springfield, TN for $1,490,645.73, which is the sum of $518,721.84 as sold and $ 971,923.89 as consignment sales.  The icemakers and motors were manufactured and supplied by Zhong Nan Fu Rui.  The icemakers and motors were shipped out at FOB shipping point Qingdao, China.

In 2008, the Company also sold 51,685 rolls of thermostats, CT-7 (RoHS), the key parts for icemakers, to Zhong Nan Fu Rui.  The parts, CT-7 (RoHS) were exclusively used for the icemakers purchase order by Electrolux.  The Company purchased the parts, CT-7 (ROHS) from Wako Electronics, Inc., an US Company located at Louisville, KY 40299 for $45,603.72.  Then, Flurida Group, Inc. adds averaged 5% margin based on the cost of purchase, so, $47,886.44 were sold and invoiced to Zhong Nan Fu Rui.

The Company also sold 10,000 pieces of Rocker Switch, the key parts for icemakers, to Zhong Nan Fu Rui.  The parts, Rocker Switch, were exclusively used for the icemakers purchase order by Electrolux.  The Company purchased the parts, Rocker Switch from CW Industries, an US Company located at Southampton, PA 18966 for $ 5,080.01.  Then, Flurida Group, Inc. adds averaged 5% margin based on the cost of purchase, so, $5,335 were sold and invoiced to Zhong Nan Fu Rui.

Results of Operations

For the fiscal years ended December 31, 2008 vs. December 31, 2007.

Revenue

We had no revenue for the fiscal year ended December 31, 2007.

For the fiscal year ended December 31, 2008, we had revenue of $1,543,867 from parts, motors and icemaker sales.

Cost of Revenue

Our Costs of Goods Sold, as we expected will increased slightly due to increasing Chinese Yuan’s currency exchange rate, labor costs, and raw materials.  We anticipate this trend to continue and may adjust our unit price upward to reduce the impact of rising costs.

As there was no revenue realized in the fiscal year ended December 31, 2007, there was no cost of goods sold incurred.

During the year ended December 31, 2008, the Company incurred the total cost of goods sold of $1,464,792 for the purchases of parts, motor, and icemakers for the total sales of 273,672 pieces motors and 45,129 pieces icemakers to Electrolux, a US Company.

Expense

Our expenses consist of selling, general and administrative expenses.

	2008	2007	2006
Administration Expense	$8,380.10	$-	$-
Organization Cost	-	12,058.00	1,500.00
Bank Service Charges	1,355.21	199.24	-
Business operation tax	3,660.87	-	-
Business Registration	1,022.36	215.00	-
Edgar SEC Filing fee	6,570.00	-	-
FLU Europe Operating Expense	29,959.17	-	-
Insurance Expense	1,484.17	1,015.60	-
Office Supplies	68.45	768.66	-
Payroll - EUROPE	31,632.82	-	-
Payroll Expense - ER
Hosing public accum fund -ER	1,514.81	-	-
Social insurance-ER	5,019.62	-	-
Payroll Expense - ER - Other	3,564.83	-	-
Total Payroll Expense - ER	$10,099.26	$-	$-
Payroll Expenses - EE
Housing public accum fund -EE	1,514.81	-	-
Net Wage Payment-EE	47,067.93	-	-
Social Insurance-EE	1,704.19	-	-
Payroll Expenses - EE - Other	568.99		-
Total Payroll Expenses - EE	$50,855.92	$-	$-
Postage &Shipping	3,449.18	-	-
Professional Fees
Legal fee	25,250.00	-	-
SEC Auditing	15,000.00	-	-
Professional Fees - Other	38,883.39	-	-
Total Professional Fees	$79,133.39	$-	$-
Rent Expense	20,580.00	6,115.00	-
Telephone Expense	1,871.68	332.99	-
Transfer Agent Service
Certificate Fee	3,230.00	-	-
Set up & Application Fee	1,475.00	-	-
Total Transfer Agent Service	$4,705.00	$-	$-
Travel Expense
Airfare	3,022.69	-	-
Car Rental	245.91	-	-
Hotel Expense	2,576.49	-	-
Travel Expense - Other	840.43	5.81	-
Total Travel Expense	$6,685.52	$5.81	$-

Total Expense	$261,513.10	$20,710.30	$1,500.00

We had essentially no revenue and $1500 organization cost for setting up Flurida Group, Inc. in the state of Nevada in the fiscal year ended December 31, 2006, and no revenue for 2007 and the organization cost of $12,058.14 incurred for registering Flurida Group European branch in Italy on December 2007, which was expensed by the Company as selling, general, and administrative expense for the year 2007.  Started from January 2008, Qingdao, China representative office hired 7 employees for assisting the operation of the business, and one Sales in European branch, which occurred a payroll expense of $ 92,588 for the period end December 31, 2008.  For maintaining and operating the Italy branch, amount of $ 29,959.17 was expensed.

We expect selling, general, and administrative expenses to increase in future periods as we initiate a number of marketing and promotional activities.

Income Taxes

We are subject to income taxes in the U.S., while the subsidiary in Italy is subject to the income tax laws of Italy.  The representative sales office in China is not subject to Chinese income tax.

We paid no income taxes for the year ended December 31, 2006, December 31, 2007 and December 31, 2008 due to the net operation loss.

Net Loss

We incurred net losses of ($1500) for the period ended December 31, 2006, net loss of ($19,119) for the period ended December 31, 2007 and ($165,636) for the period ended December 31, 2008.

Commitments and Contingencies

The Company has signed a long-term distribution agreement with Zhong Nan Fu Rui Mechanical Electronics Manufacturing Co., Ltd.  Zhong Nan Fu Rui is a Chinese manufacturing company owned 100% by Mr. Jianfeng Ding, also the founder of Flurida Group, Inc.  Also, On June 2008, the company signed a consigned inventory agreement with an US company, Electrolux Home Products DE Mexico, S.A.DEC.V (Electrolux).

Foreign Currency Translation

The Company has determined the United States dollars to be its functional currency for Flurida Group USA; People’s Republic of China Chinese Yuan Renminbi to be its functional currency in Flurida Qingdao office; and European Euro to be its functional currency for our Italian subsidiary.  Assets and liabilities were translated to U.S. dollars at the period-end exchange rate.  The exchange rate of issuance of common stocks to shareholders was used as one U.S. dollar to 6.83 Chinese Yuan (RMB).  Statement of operations amounts were translated to U.S. dollars using the historic rate, i.e., the rate at first date of each month during the year.  Gains and losses resulting from translating foreign currency financial statements are accumulated in other comprehensive income (loss), a separate component of shareholders’ equity.

Liquidity and Capital Resources

Flurida Group, Inc

	At December 31	At December 31
	2008	2007

Current Ratio	2.76	1.06
Cash	$605,932	$1,249,499
Working Capital	$605,932	$1,249,499
Total Assets	$1,731,957	$1,249,499
Total Liabilities	$628,137	$1,179,547

Total Equity	$1,103,820	$69,953

Total Debt/Equity	0.57	16.86

*Current Ratio = Current Assets /Current Liabilities

** Total Debt / Equity = Total Liabilities / Total Shareholders Equity.

The Company had cash and cash equivalents of $1,249,499 at December 31, 2007 and the same amount of working capital, and $ 605,932 at December 30, 2008 and the same amount of working capital.

The total debt of $1,179,547 for December 31, 2007 includes the $1500 initial organization cost loan from shareholders, plus the loan $1,178,047 from shareholders convertible to common shares at the annual interest rate of 8%.  As of April 15, 2008, all the loans from shareholders converted to common shares and the initial organization cost $1500 for the loan from shareholders was pay off at 2008.

On April 1, 2008, seven non-affiliated loan holders asked for repayment of their loans in the aggregate amount of $ 25,067 plus the total interest accrued $624.72, which was paid on the same date, April 1, 2008; meantime, seven additional lenders loaned an aggregate amount of $ 9,926. On April 15, 2008, total loan amount of $1,164,906 was converted to common shares at price of $0.10 per share, for the total shares of 11,649,067 shares, which were issued to the loans holders. Therefore, as of April 15, 2008, total shares issued and outstanding are 38,990,827.

Among the loan holders set forth above, the following individuals are officers, or directors, or the shareholders of more that 5% of issued common stock:

During the year ended December 31, 2008, the executive and non-executive officers and directors have advanced the Company for the amount of $ 609,200 (The Following Table). All the loans are converted to common shares for total common shares of 6,092,000 on April 15, 2008.

Name	Title	Loans Convert to Common Share (4/15/2008)
Jianfeng Ding	CEO	$300,000.00
Yaru Huang	CFO
Ying Zhong	Chief Representative, China Office	$200,000.00
Fenglan Li	Financial Manager	$15,000.00
Fuling Li	Operation Manager	$10,000.00
Xiaoyong Fu	Board Member	$75,000.00
Gian Franco Barbieri	Manager Director, Flurida Europe Company	$9,200.00
Total		$609,200.00

Therefore, among the total loan amount of $1,164,906 converted to common shares at price of $0.10 per share on April 15, 2008, for the total shares of 11,649,067 shares, the total of $ 609,200 are from officers, directors, or shareholders of more than 5% of common shares.

As a result, the total debt of $ 628,137 for December 31, 2008 includes the account payable of $ 626,868 and the credit card payable of $ 1,269.

Our independent auditor has indicated that our lack of operating history and financial resources raise substantial doubt about its ability to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations. However, due to the close relationship between the Company and it’s supplier, Zhong Nan Fu Rui, which is 100% owned by the founder, Jianfeng Ding, Zhong Nan Fu Rui’s current customers can be served by the Company for the same quality of products and services. Besides, as of December 31, 2008, the cash and cash equivalent balance was $605,932 , the management believes that the revenues will be generated and its cash flows will be maintained to cover its operational costs and the risk of going concern in long term is significantly low.

Interest Rate Risk

We do not have significant interest rate risk, as our debt obligations (i.e., notes payables to shareholders which can be converted to common stocks).  The annual interest rate of notes payable is 8%, and the interest expense would be accrued if the notes were not converted to common shares, and the notes holders request the Company for repayment of principles plus the interest.  Seven non-affiliated loan holders asked the Company for repayment of notes plus interest on April 1, 2008.  All remaining loan holders converted their loans to common shares on April 15, 2008.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8.	Financial Statements

FLURIDA GROUP, INC.
(A Development Stage Enterprise)

Audited Financial Statements

As of December 31, 2008, 2007, and 2006

Table of Contents

Independent Auditor’s Report on the Consolidated Financial Statements	3

Independent Auditor’s Report on Internal Control over Financial Reporting

Balance Sheets	4

Statement of Operation	5

Shareholders Equity	6

Notes to Financial Statements	8

Independent Registered Public Accounting Firm’s Auditor’s Report on the
Consolidated Financial Statements

Board of Directors and Shareholders of Flurida Group, Inc.

We have audited the accompanying consolidated balance sheets of Flurida Group, Inc. and Subsidiary Companies as of December 31, 2008, 2007, and 2006, and the related consolidated statements of loss, shareholders’ equity, and cash flows for year ended December 31, 2008, 2007, the period December 19, 2006 (date of inception) through December 31, 2006, and the cumulative period from December 19, 2006 (date of inception) through December 31, 2008.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Flurida Group, Inc. and Subsidiary Companies as of December 31, 2008, 2007, and 2006, and the results of its operations and their cash flows for the year ended December 31,2008, 2007, the period December 19, 2006 (date of inception) through December 31, 2006, and the cumulative period from December 19, 2006 (date of inception) through December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ Enterprise CPAs, Ltd.

Enterprise CPAs, Ltd.

April 6, 2009

FLURIDA GROUP, INC.
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEETS

	December 31	December 31	December 31
	2008	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$605,932	$1,249,499	$-
Accounts receivable, net	479,431	-	-
Total Current Assets	$1,085,363	$1,249,499	$-

Property, plant and equipment, net	-	-	-
Other assets:
Consignment Inventory	$530,170	$-	$-
Ending Inventory	116,424	-	-
Total Other Assets	$646,594	$-	$-
TOTAL ASSETS	$1,731,957	$1,249,499	$-

LIABILITIES & EQUITY
Current liabilities:
Loans from shareholders	$-	$1,179,547	$1,500
Account Payable	626,868	-	-
Credit Card Payable	1,269	-	-
Total Current Liabilities	$628,137	$1,179,547	$1,500

Stockholders' Equity:
Common stock, $0.001 par value; 200,000,000 shares authorized; 38,990,827 shares issued and outstanding.	$38,991	$7,292	$-
Paid-in capital	1,221,613	63,406	-
Deficit accumulated during the development stage	(186,255)	(20,619)	(1,500)
Accumulated other comprehensive Income(Loss)	29,471	(126)	-
Total stockholders' equity	$1,103,820	$69,953	$(1,500)

TOTAL LIABILITIES & EQUITY	$1,731,957	$1,249,499	$-

FLURIDA GROUP, INC.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF LOSS

			Period	Cumulative from
			December 19, 2006	December 19, 2006
			(Date of Inception)	(Date of Inception)
	Year Ended	Year Ended	Through	Through
	December 31,	December 31,	December 31,	December 31,
	2008	2007	2006	2008

Revenues:	$1,543,867	$-	$-	$1,543,867
Cost of Goods Sold	$1,464,792	$-	$-	$1,464,792
Gross Profit	$79,075	$-	$-	$79,075
Operating expenses:

Research and development	-	-	-	-

Selling, general and administrative expenses	261,513	20,710	1,500	283,723

Depreciation and amortization expenses	-	-	-	-

Total Operating Expenses	261,513	20,710	1,500	283,723

Operating Loss	$(182,438)	$(20,710)	$(1,500)	$(204,648)

Investment income, net	$17,427	$1,591	$-	$19,018
Interest Expense, net	625	-	-	625
Loss before taxes	$(165,636)	$(19,119)	$(1,500)	$(186,255)
Loss tax expense	-	-	-	$-
Net Loss	$(165,636)	$(19,119)	$(1,500)	$(186,255)

Net Loss per common share-Basics ( Note B)	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Net Loss per common share-Diluted ( Note B)	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Other comprehensive Income(Loss), net of tax:

Foreign currency translation adjustments	29,597	(126)	-	29,471
Total other comprehensive Income(Loss)	$29,597	$(126)	$-	$29,471
Comprehensive Loss	$(136,039)	$(19,245)	$(1,500)	$(156,784)

FLURIDA GROUP, INC.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
FOR THE PERIOD ENDED DECEMBER 31, 2008

				Deficit
				Accumulated	Accumulated
			Additional	During the	Other	Total
	Common Stock		Paid-in	Development	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stage	Income (Loss)	Equity
Net loss for the year ended December 31 , 2006				$(1,500)		$(1,500)

Balance, December 31, 2006				$(1,500)		$(1,500)

Proceeds from sale of common stock @0.001 per share on August 20, 2007	25,997,760	$25,998	$-	$-		$25,998

Issuance of common stocks to shareholders @0.05 per share on December 10, 2007	1,294,000	$1,294	$63,406			$64,700

Adjustment for Exchange rate changes					$(126)	$(126)

Net loss for the year ended December 31, 2007				$(19,119)		$(19,119)

Balance, December 31, 2007	27,291,760	$27,292	$63,406	$(20,619)	$(126)	$69,953

Issuance of common stocks to Williams @0.10 per share on April 15, 2008	50,000	$50	$4,950			$5,000

Issuance of common stocks to convert loans @0.10 per share on April 15, 2008	11,649,067	$11,649	$1,153,257			$1,164,906

Net Loss for the period ended December 31, 2008				$(165,636)	$29,597	$(136,039)

Balance, December 31, 2008	38,990,827	$38,991	$1,221,613	$(186,255)	$29,471.23	$1,103,820

FLURIDA GROUP, INC.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF CASH FLOWS

			Period	Cumulative
			December 19,	from December
			2006 (Date of	19, 2006 (Date
			Inception)	of Inception)
	Year Ended	Year Ended	Through	Through
	December 31	December 31	December 31,	December 31,
	2008	2007	2006	2008
Operating Activities:

Net Loss	$(165,636)	$(19,119)	$(1,500)	$(186,255)

Adjustments to reconcile net income to net cash provided by operating activities:

Non-cash portion of share based legal fee expense	5,000	-	-	5,000

Consignment Inventory	(530,170)	-	-	(530,170)

Ending Inventory	(116,424)			(116,424)

Decrease in account receivable	(479,431)	-	-	(479,431)
Decrease in other payable	(1,500)	-	-	(1,500)
Increase in account payable	626,868	-	-	626,868

Increase in credit card payable	1,269	-	-	1,269
Net cash provided by operating activities	$(660,024)	$(19,119)	$(1,500)	$(680,643)

Investing Activities:

Organization cost	-	-	-
Net cash provided by investing activities	$-	$-	$-	$-

Financing Activities:

Proceeds from issuance of common stock	-	90,698	-	90,698

Proceeds from loan from shareholders	-	1,178,046	1,500	1,179,546
Repay loans to shareholders (Note B)	(25,066)	-	-	(25,066)

Proceeds from loan from shareholders (Note B)	11,926	-	-	11,926
Net cash provided by financing activities (Note B)	$(13,140)	$1,268,744	$1,500	$1,257,104

Effect of Exchange Rate on Cash	$29,597	$(126)	$-	$29,471
Net increase (decrease) in cash and cash equivalents	$(643,567)	$1,249,499	$-	$605,932
Cash and cash equivalents at beginning of the year	$1,249,499	$-	$-	$-
Cash and cash equivalents at end of year	$605,932	$1,249,499	$-	$605,932

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A- BUSINESS DESCRIPTION

Flurida Group, Inc. (the “Company”), incorporated under the laws of Nevada on December 19, 2006, with registered address at 502 East John Street, Carson City, NV 89706.  Flurida Group, Inc. operates its business in USA as Flurida Group USA, Inc., the Company’s wholly owned branch located in the State of Illinois and has principle office at 800 West Fifth Avenue, Suite 210, Naperville, IL 60563.

Besides USA operation, Flurida Group, Inc. also established one representative office in China and one subsidiary in Europe:

Flurida Group Qingdao Office. (“Flurida Qingdao”): Flurida Group Qingdao Office is registered on December 10, 2007.  It is a representative office on behalf of Flurida Group, Inc. to conduct the business of trading services, distribution, and marketing of the appliance parts in China. The Flurida Group Qingdao Office is located at Room 301, Unit 1, Yulong Building, 19 Miaoling Road, Qingdao, China 266061.  Flurida Qingdao

Flurida Group European S.R.L (“Flurida European”): Flurida Group European S.R.L. was established on December 28, 2007 and is 100% owned by Flurida Group, Inc.  Flurida European is in the business of trading services, distribution, and marketing of the appliance parts in Europe.  The Flurida European is located at Via locatelli 2, 21010 Vizzola, Ticino, VA-Italy.

The Company’s main business includes sourcing, distribution and marketing of appliance parts in Asia, Europe, North and South America.

These parts are manufactured in China by Zhong Nan Fu Rui Mechanical Electronics Manufacturing Co., Ltd. (“Zhong Nan Fu Rui”).  It was established in 2005 specializing in home appliance components and subassemblies manufacturing, and located in Qingdao City, Shandong Province, China.  On September 18, 2007, Flurida Group, Inc. signed a long-term distribution agreement with Zhong Nan Fu Rui Mechanical Electronics Manufacturing Co., Ltd.  Zhong Nan Fu Rui is a Chinese manufacturing company owned 100% by Mr. Jianfeng Ding, the founder of the Company.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES

Basis of accounting

The financial statements reflect the assets, revenues and expenditures of the Company on the accrued basis of accounting.

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of Flurida Group USA, Flurida Group Qingdao Office, and Flurida Group European S.R.L.  All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect certain amounts reported in the financial statements and disclosures.  Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Foreign Currency Translation

The Company has determined the United States dollars to be its functional currency for Flurida Group USA; People’s Republic of China Chines Yuan Renminbi to be its functional currency in Flurida Qingdao office; and European Euro to be its functional currency.  Assets and liabilities were translated to U.S. dollars at the period-end exchange rate.  Statement of operations amounts were translated to U.S. dollars using the first date of each month during the year.  Gains and losses resulting from translating foreign currency financial statements are accumulated in other comprehensive income (loss), a separate component of shareholders’ equity.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE B – SIGNIFICANT ACCOUNTING POLICIES

Property, Plant, and Equipment Depreciation

Property, plant, and equipment are stated at cost.  Depreciation is being provided principally by straight line methods over the estimated useful lives of the assets.  As of December 31, 2008, there were no fixed assets in the Company’s balance sheets.

Stock-Based Compensation

The Company accounts for stock issued for services using the fair value method.  In accordance with Emerging Issues Task Force (“EITF”) 96-98, the measurement date of shares issued for services is the date at which the counterparty’s performance is complete.

Basics and Diluted Net Loss Per Common Share

The Company computes per share amounts in accordance with SFAS No. 128, “Earnings per Share”.  SFAS No. 128 requires presentation of basis and diluted EPS.  Basic EPS is computed by dividing the income (loss) available to Common Shareholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding during the periods.

The Company only issued one type of shares, i.e., common shares only.  There are no other types securities were issued.  Accordingly, the diluted and basics net loss per common share are the same.

In 2006, the Company did not issue any shares to any shareholders.  Therefore, in 2006, there are no outstanding common shares available.  The diluted and basics net loss per common share for the period from December 19 (Date of inception) to December 31, 2006, is zero. And the following table I illustrated the calculations for basics and diluted net loss per common share for the year 2007. Table II shows the calculations for basics and diluted net loss per common share for the year 2008 and cumulative period from December 19 (Date of inception) through December 31, 2008.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basics and Diluted Net Loss Per Common Share ( Continued)

Table I	Year 2007

Basic & Diluted EPS Computation
Net Loss		$(19,119)
Loss available to common stockholders		$(19,119)

Dates	Shares	Fraction of Period	Weighted -
Outstanding	Outstanding	On Daily Basis	Average Shares
August 20, 2007	25,997,760	134 / 365	9,544,383
December 24, 2007	1,294,000	8 / 365	28,362

Weighted-average shares			9,572,745

Basic & Diluted Net Loss Per Common Share	($0.00)

Table II
	Year 2008
Basic & Diluted EPS Computation
Net Loss			$(165,636)
Loss available to common stockholders			$(165,636)
Dates	Shares	Fraction of Period	Weighted -
Outstanding	Outstanding	On Daily Basis	Average Shares
January 1, 2008	27,291,760	1	27,291,760
April 15, 2008	11,699,067	260/365	8,333,582
December 31, 2008	0	0	0
Weighted-average shares			35,625,342

Basic & Diluted Net Loss Per Common Share	$(0.00)

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cumulative Period From December 19 2006 to December 31, 2008

Basic & Diluted EPS Computation

Net Loss December 31, 2006			$(1,500)
Net Loss December 31, 2007			$(19,119)
Net Loss December 31, 2008			$(165,636)
Loss available to common stockholders			$(186,255)
Dates	Shares	Fraction of Period	Weighted -
Outstanding	Outstanding	On Daily Basis	Average Shares
December 19, 2006	0	0	0
August 20, 2007	25,997,760	499/742	17,483,669
December 24, 2007	1,294,000	372/742	648744
April 15, 2008	11,699,067	260/742	4,099,404
December 31, 2008	0	0	0
Weighted-average shares			22,231,816

Basic & Diluted Net Loss Per Common Share	$(0.01)

The equation from computing basic and diluted EPS is:

Income available to common shareholders/Weighted-average shares

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenues

Flurida Group, Inc had total sales of $ 1,543,867 in year 2008.

In 2008, the Company sold total quantity of 45129 icemakers and 273672 motors to an US company, Electrolux, located at Springfield, TN for $1,490,645.73, which is the sum of $518,721.84 as sold and $ 971,923.89 as consignment sales.  The icemakers and motors were manufactured and supplied by Zhong Nan Fu Rui.  The icemakers and motors were shipped out at FOB shipping point Qingdao, China.

In 2008, the Company also sold 51,685 rolls of thermostats, CT-7 (RoHS), the key parts for icemakers, to Zhong Nan Fu Rui.  The parts, CT-7 (RoHS) were exclusively used for the icemakers purchase order by Electrolux.  The Company purchased the parts, CT-7 (ROHS) from Wako Electronics, Inc., an US Company located at Louisville, KY 40299 for $45,603.72.  Then, Flurida Group, Inc. adds averaged 5% margin based on the cost of purchase, so, $47,886.44 were sold and invoiced to Zhong Nan Fu Rui.

The Company also sold 10,000 pieces of Rocker Switch the key parts for icemakers, to Zhong Nan Fu Rui.  The parts, Rocker Switch, were exclusively used for the icemakers purchase order by Electrolux.  The Company purchased the parts, Rocker Switch from CW Industries, an US Company located at Southampton, PA 18966 for $ 5,080.01.  Then, Flurida Group, Inc. adds averaged 5% margin based on the cost of purchase, so, $5,335 were sold and invoiced to Zhong Nan Fu Rui.

Flurida Group, Inc. adopted the cost plus pricing policies.  For the sales value less than 2 million US dollars, the sales price will be cost of purchase plus averaged 5% of cost.

In summary, as of December 31, 2008, the Company incurred the total revenue of $1,543,867 and cost of goods sold $1,464,792 respectively.

The cost of goods sold is also discussed in details in Note C, Related Party Transactions.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventory

On June, 2008, Flurida Group, Inc signed a consigned inventory agreement with Electrolux Home Products De Mexico, S.A. DEC.V. (Electrolux).  Under the term of the agreement, the supplier, Flurida Group, Inc, agreed to produce, to maintain the transit the customized products per Electrolux’s specification. Electrolux maintain a storage location within Electrolux’s Juarez site for consigned inventory. And Flurida Group, Inc is facilitated to use of Electrolux’s storage location at such site to the sale of products to Electrolux; Electrolux will provide labor resources for receipt, stock up, and pulls of consigned products. Flurida Group, Inc., retains title and ownership of products while in transit to Electrolux’s site and while stored in the consigned inventory location. Title and ownership will pass to Electrolux when they withdraw products from the consigned inventory location. Upon withdrawal, Electrolux will pay for it under the payment term stated in the purchasing order correspond with the withdraw products. Products residing in the consigned inventory for 90 days with no activity due to non communicated demand change will no longer qualify for consignment, and will be considered as withdrawn product after 90 days. Accordingly, title passage and invoicing shall occur on such product per the term.

At the year ended December 31, 2008, there was $ 530,170.20 consignment inventory and $ 116,424 ending inventory for Flurida Group, Inc.

In 2008, the Company sold total quantity of 45129 icemakers as consignment inventory, and the quantity of 273672 motors including 151,200 as sold and 122,472 as consignment inventory to Electrolux for $1,490,645.73; the amount of $ 1,490,645.73 was the sum of $518,721.84 as sold and $ 971,923.89 as consignment sales. For the year 2008 consignment sale of $ 971,923.89, a value of $ 441,753.69 products were withdrawn and invoiced. As a result, there was a value of $ 530,170.20 consignment inventory for the period ended December 31, 2008.

There was also an ending inventory of $ 116,424 for Flurida Group, Inc, which was a purchase of 30240 motors from Zhong Nan Fu Rui for FOB shipping point at Qingdao on November 5, 2008. This purchase hasn’t considered as a sale or a consignment inventory at the year ended December 31, 2008. Therefore, those motors were stored in a warehouse of a US company, Electrolux; and Flurida Group, Inc paid warehouse cost to Electrolux for residing the product.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Tax

The Company filed extension for corporate tax return Form 1120 to Internal Revenue Service and IL 1120 to the State of Illinois.  There is no income tax for the State of Nevada.  China’s Qingdao representative office expenditures will be reported in the Company’s U.S. tax return Form 1120.  Flurida Group European will report income tax return to Italy government.

Payroll Expense

Beginning at 2008, Flurida Qingdao’s Representative office hired 7 full time employees to take care of daily management and administrative activities for the Company.  Flurida Europe hired 1 sales person to take care of marketing activities in Europe.

The consolidated total payroll expense for the year ended December 31, 2008 was $92,588.00.  The payroll expense details are listed as follows:

Payroll Expense:
2008
Payroll - EUROPE	$31,632.82
Payroll Expense - ER
Hosing public accum fund -ER	1,514.81
Social insurance-ER	5,019.62
Payroll Expense - ER - Other	3,564.83
Total Payroll Expense - ER	$10,099.26
Payroll Expenses - EE
Housing public accum fund -EE	1,514.81
Net Wage Payment-EE	47,067.93
Social Insurance-EE	1,704.19
Payroll Expenses - EE - Other	568.99
Total Payroll Expenses - EE	$50,855.92

Total Payroll Expenses	$92,588.00

The housing public accumulated fund and social insurance were paid by both employer and employees in China; the employee portion of housing public accumulated fund and social insurance was withheld by employer, and then submitted to local tax authority in China.

There was no payroll expense incurred in USA in 2008, 2007, and 2006.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans from Shareholders

At January 1, 2008, the loan from shareholders convertible to common share amount was $ 1,178,046.67. On March 25, 2008, loan amount of $2000 was received for convertible 20,000 common shares at $0.10, the total loan amount increase to $ 1,180,046.67. On April 1, 2008, seven non-affiliated loan holders asked for repayment of their loans in the aggregate amount of $ 25,066.67 plus the total interest cost of $624.72, which was paid on the same date, April 1, 2008; meantime, seven additional lenders loaned an aggregate amount of $ 9,926.67.  On April 15, 2008, total loan amount of $1,164,906.70 was converted to common shares at price of $0.10 per share, for the total shares of 11,649,067 shares, which were issued to the loans holders. Detail list is on the following schedule.

Schedule of financing activities detail:

At the beginning of the fiscal year 1/1/2008, The company have a six months short term loans $1,178,046 from shareholders who will convert their loans to common shares at 4/15/2008.  During the short term loan period,  the Company issued new loans to non officers and directors, and have repay loans from shareholders. The detail as follows:

Loans from shareholders-convertible to common shares, beginning at 1/1/2008	$1,178,046
New loans from shareholders-convertible to common shares 3/25/2008	$2,000
Repay loans from shareholders-convertible to common shares at 4/1/2008	$(25,066)
New loans from shareholders-convertible to common shares at 4/1/2008	$9,926
Total loans from shareholders-convertible to common shares at 4/1/2008	$1,164,906
Loans $1,164,906 from shareholders converted to 11,649,067 common shares @ 0.10 per share at 4/15/2008	$(1,164,906)

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of credit risk

The Company maintains its cash in bank accounts which, at times, may exceed the federally insured limits.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153 (SFAS 153), “Exchange of Non-monetary Assets.”  SFAS 153 amends the guidance in APB No. 29, “Accounting for Non-monetary Assets.”  APB No. 29 was based on the principle that exchanges of non-monetary assets should be measured on their fair value of the assets exchanged.  SFAS 153 amends APB No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS 151 is effective for financial statements issued for fiscal years beginning after June 15, 2005.  The adoption of SFAS 153 did not have a material effect on the Company’s financial position or results of operation.  In December 2004, the FASB revised Statement of Financial Accounting Standards No. 123 (SFAS 123 (R)), “Accounting for Stock-Based Compensation.”  The SFAS 123(R) revision established for accounting for transactions in which an entity exchanges its equity instruments for goods or services and focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  It does not change the accounting guidance for share-based payment transactions with parties other than employees.  For public entities that file as small business issuers, the revisions to SFAS 123 (R) are effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.  Adoption of SFAS 123 (R) is not expected to have a material impact on the Company’s financial position or results of operations.

In May 2005, the FASB issued SFAS no. 154, “Accounting Changes and Error Corrections (“SFAS No. 154”) which replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of ABP Opinion No. 28.  SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. Specifically, this statement requires “retrospective application” of the direct effect for a voluntary change in accounting principle to prior periods’ financial statements, if it is practical to do so.  SFAS No. 154 also strictly defines the term “restatement” to mean the correction of an error revising previously issued financial statements.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The management believes that adoption of SFAS No. 154 will not have a material impact on the results of operations, financial positions or cash flows.

In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), and supplemented by FASB Financial Staff Position FIN 48-1, Definition of Settlement in FASB Interpretation No. 48, issued May 2, 2007.  FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions.  FIN 48 is effective for fiscal years beginning after December 15, 2006 and as a result, is effective for the Company in the fiscal year 2008.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for using fair value assets and liabilities, and expends disclosures about fair value measurements.  This statement applies whenever other statements require or permit assets or liabilities to be measured at fair value.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  The management believes that there is no material impact on its consolidated results of operations, cash flows, and financial position.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, Quantifying Financial Misstatements (“SAB 108”), which expresses the Staff’s views regarding the process of quantifying financial statement misstatements.  Registrants are required to quantify the impact of correcting all misstatements, including both carryover and reversing effects of prior year misstatements, on the current year financial statements.  The financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors.  SAB 108 is effective for financial statements covering the first fiscal year ending after November 15, 2006.  The management believes that there is no material impact on its consolidated results of operations, cash flows, and financial position.

 FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – RELATED PARTY TRANSACTIONS

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of December 31, 2008, total 32,129,960 shares were issued to officers and directors.  Please see the Table III below for details:

Table III:
Name	Total Shares	Total Amount	Percentage
Fenglan Li	165,000	15,750	0.42%
Fuling Li	115,000	10,750	0.29%
Ying Zhong	2,000,000	200,000	5.13%
Gian Franco Barbieri	102,000	9,700	0.26%
Xiaoyong Fu	750,000	75,000	1.92%
Jianfeng Ding & Yaru Huang	28,997,760	325,998	74.37%
Total	32,129,760	$637,197.76	82.39%

* Based on total issued shares as of December 31, 2008: 38,990,827

Cost of Goods Sold

The Company’s purchase is primarily from supplier, Zhong Nan Fu Rui Mechanical Electronics Manufacturing Co., Ltd., owned 100% by the founder of the Company, Jianfeng Ding.  Due to Jianfeng Ding, and Yaru Huang, husband and wife, combined hold 74.37% issued common shares for Flurida Group, Inc., the two entities, Flurida Group, Inc., and Zhong Nan Fu Rui Mechanical Electronics Manufacturing Co., Ltd., are under conmmon control according to EITF 02-5.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – RELATED PARTY TRANSACTIONS (Continued)

Cost of Goods Sold (Continued)

The products the Company will sell are manufactured in China by Zhong Nan Fu Rui Mechanical Electronics Manufacturing Co., Ltd. (“Zhong Nan Fu Rui”).  It was established in 2005 specializing in home appliance components and subassemblies manufacturing, and located in Qingdao City, Shandong Province, China.  On September 18, 2007, amended June 25, 2008 and further amended on August 4, 2008, Flurida Group, Inc. signed a five year distribution agreement with Zhong Nan Fu Rui Mechanical Electronics Manufacturing Co., Ltd.  Zhong Nan Fu Rui is a Chinese manufacturing company owned 100% by Mr. Jianfeng Ding, our president.  Under the terms of the agreement Zhong Nan Fu Rui authorizes Flurida to be its exclusive sales agent for the ice making product lines, including icemaker and ice water dispensing systems all over the world. The ice making product lines shall include the products that Zhong Nan Fu Rui developed before the agreement signed and the products that will be developed solely by Zhong Nan Fu Rui during the term of the agreement. Zhong Nan Fu Rui is the exclusive supplier of the products we sell.  Although the distribution agreement requires that the purchase price we will pay for these products will be comparable to what the Flurida would have paid a non-related party in market price, Mr. Ding may face a conflict in calculating the price the products are sold to Flurida and the determining amount of products the Flurida purchase.  However, because Mr. Ding has a fiduciary duty to Flurida and the shareholders, he has indicated that he will assure strict adherence to this provision of the agreement and will not require Flurida to purchase a quantity of products in excess of that which Flurida can reasonably afford or reasonably expect to sell in within two to three months of our purchase of the products.

The management of Flurida Group, Inc. believes that the purchase price for the parts from Zhong Nan Fu Rui will be market price.  Flurida Group, Inc. and Zhong Nan Fu Rui are two totally separated entities, i.e., Flurida Group, Inc. is a USA corporation and will fully comply with USA regulations and USA general accepted accounting principles; Zhong Nan Fu Rui is a Chinese company and it will comply with Chinese legal systems.  Flurida Group, Inc. and Zhong Nan Fu Rui will operate independently.  Zhong Nan Fu Rui, as a Chinese local manufacturer, will record their manufacturing costs and inventories based on the Chinese accounting regulations rulings.  But, when Flurida Group, Inc. purchases the parts from Zhong Nan Fu Rui, Flurida Group will record the actual costs paid to Zhong Nan Fu Rui as the costs for inventory of Flurida Group, Inc.  There is no any relationship for Zhong Nan Fu Rui’s manufacturing historic costs with Flurida Group’s inventory value.  Specifically, Flurida’s inventory value is equal to the purchase price or actual cost of the parts purchased from Zhong Nan Fu Rui, and the purchase price of the parts will be fair market price.  Flurida Group, Inc. will adopt the first-in and first-out inventory system according to generally accepted accounting principles in USA.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – RELATED PARTY TRANSACTIONS (Continued)

Cost of Goods Sold ( Continued)

The management of Zhong Nan Fu Rui disclosed to Flurida Group, Inc. that, Zhong Nan Fu Rui  adopted the cost plus pricing policies with market adjustment, negotiable with customers. Zhong Nan Fu Rui adopted the cost plus system for all the products for all customers including the product, icemakers exclusively distributed by Flurida Group, Inc.  Specifically, the selling price is determined by total actual manufacturing cost of direct manufacturing materials (parts), direct manufacturing labor, and allocated manufacturing overhead cost, plus 5-10% of total manufacturing cost.  Zhong Nan Fu Rui’s minimum gross profit margin is 5%.

In the year 2008, Flurida Group, Inc. purchased the quantity of 45,129 icemakers and 273672 motors from Zhong Nan Fu Rui at total cost of $1,414,108.71 for FOB shipping point at Qingdao, China respectively to the sales amount of $ 1,490,645.73. The total price of $1,414,108.71 from Zhong Nan Fu Rui included 80% of direct manufacturing materials and labor, 10% of allocated manufacturing overhead, and 10% of profit margin.

To manufacture the 45,129 icemakers and 273672 motor, Zhong Nan Fu Rui needs key parts made in USA, which were purchased through Flurida Group, Inc. in USA.  The cost of purchasing the parts, CT-7 (RoHS) for icemakers was $45,603.72.  And the parts were supplied by Wako Electronics (USA) Inc. located at Louisville, KY. And the cost of purchasing the parts, Rocker Switch for icemakers and motor was $ 5080.01, which was supplied by CW Industries, located at Southampton, PA.

Therefore, for the period ended December 31, 2008, the total cost of goods sold was $1,464,792.45.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D – SHAREHOLDERS’ EQUITY

During the year ended December 31, 2008, Flurida Group, Inc has issued total 11,699,067 new shares on April 15, 2008, including 11,649,067 shares issued to loan holders who converted all the loans to common shares. At the year ended December 31, 2008, Flurida Group, Inc. incurred net loss of $ (165,636). Therefore, the total stockholders’ equity balance at December 31, 2008 was $ 1,103,820.

On April 15, 2008, 50,000 shares issued to Williams Law Group at $ 0.10, for the legal service value of $5,000.  On April 1, 2008, seven non-affiliated loan holders asked for repayment of their loans in the aggregate amount of $ 25,066 plus the total interest cost of $624.72, which was paid on the same date, April 1, 2008; meantime, seven additional lenders loaned an aggregate amount of $ 9,926.  On April 15, 2008, total loan amount of $1,164,906 was converted to common shares at price of $0.10 per share, for the total shares of 11,649,067 shares, which were issued to the loans holders.  Therefore, as of December 31, 2008, total shares issued and outstanding are 38,990,827.

NOTE E – SUBSEQUENT EVENTS

For the year 2008, Flurida Group, Inc had total sales of $ 1,543,867, details as following:

The Company sold total quantity of 45129 icemakers and 273672 motors to an US company, Electrolux, located at Springfield, TN for $1,490,645.73, which is the sum of $518,721.84 as sold and $ 971,923.89 as consignment sales.  The icemakers and motors were manufactured and supplied by Zhong Nan Fu Rui.  The icemakers and motors were shipped out at FOB shipping point Qingdao, China, for the total cost of $ 1,414,108.71.

The sales proceeds will be received in 90 days from invoice date. Therefore, for the total sales $ 1,490,645.73 made to Electrolux, an amount of $ 499,595.67 had been paid, and there was $ 460,879.86 for account receivable and consignment inventory of $ 530,170.20, as well as realizing the cost of goods sold $ 1,414,108.71, there was an amount of $ 803,295.36 was paid, therefore, accounts payable to Zhong Nan Fu Rui should be $ 610,813.35 respectively, during the period ending December 31, 2008.

On January 22, 2009, Flurida paid the COGS of $ 276,849.09 for the purchased order of 13965 icemakers and 16632 motors on November 2008 from Zhong Nan Fu Rui. At the same date, Flurida paid off the inventory cost of 30240 motors, which was ordered on November 5, 2008 for the amount of $116,424.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E – SUBSEQUENT EVENTS (Continued)

The Company also sold 51,685 rolls of thermostats, CT-7 (RoHS), the key parts for icemakers, to Zhong Nan Fu Rui.  The parts, CT-7 (RoHS) were exclusively used for the icemakers purchase order by Electrolux.  The Company purchased the parts, CT-7 (ROHS) from Wako Electronics, Inc for $45,603.72.  Then, Flurida Group, Inc. adds averaged 5% margin based on the cost of purchase, so, $47,886.44 were sold and invoiced to Zhong Nan Fu Rui.  Moreover, Flurida Group Inc sold 10,000 pieces of

Rocker Switch, the key parts for icemakers, to Zhong Nan Fu Rui.  The parts, Rocker Switch, were exclusively used for the icemakers purchase order by Electrolux.  The Company purchased the parts, Rocker Switch from CW Industries for $ 5,080.01.  Then, Flurida Group, Inc. adds averaged 5% margin based on the cost of purchase, so, $5,335 were sold and invoiced to Zhong Nan Fu Rui.

For the total sales $ 53,221.45 made to Zhong Nan Fu Rui, an amount of $ 34,670.43 had been paid, and there was $ 18,551.01 for account receivable, as well as realizing the cost of goods sold $ 50,683.74, there was an amount of $ 37,692.48 and $ 5,080.01 was paid to Wako and CW Industries respectively, therefore, accounts payable should be $7911.04 to Wako only during the period ending December 31, 2008.

On January 30, 2009, the amount of $ 7911.04 was paid to Wako for the purchased of Thermostat CT-7.

NOTE F – GOING CONCERN

The Company’s lack of operating history and financial resources raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations.  However, due to the close relationship between the Company and it’s supplier, Zhong Nan Fu Rui, which is 100% owned by the founder, Jianfeng Ding, Zhong Nan Fu Rui’s current customers can be served by the Company for the same quality of products and services.  Besides, as of December 31, 2008, the cash and cash equivalent balance was $605,932 , the management believes that the revenues will be generated and its cash flows will be maintained to cover its operational costs and the risk of going concern in long term is significantly low.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosures
None

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer/Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2008. Based upon such evaluation, the Chief Executive Officer/ Chief Financial Officer has concluded that, as of December 31, 2008, the Company’s disclosure controls and procedures were ineffective. This conclusion by the Company’s Chief Executive Officer/ Chief Financial Officer does not relate to reporting periods after December 31, 2008.

Management’s Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, due to our financial situation, we will be implementing further internal controls as we become operative so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on its evaluation as of December 31, 2008, our management concluded that our internal controls over financial reporting were ineffective as of December 31, 2008. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the following:

1.  Accounting and Finance Personnel Weaknesses – Our current accounting staff is relatively small and we do not have the required infrastructure of meeting the higher demands of being a U.S. public company.

2.  Lack of Internal Audit Function – We lack sufficient resources to perform the internal audit function.

In order to mitigate these material weaknesses to the fullest extent possible, all work of the CFO is reviewed by the CEO. All unexpected results are investigated. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it will be immediately implemented. The Company is in the process of complying with SOX 404 during 2009 and will be implementing additional internal controls over accounting and financial reporting.

This annual report does not include an attestation report of the Company s registered public accounting firm regarding internal control over financial reporting. Management s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2008, that materially affected, or is reasonably likely to materially affect, the Company s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Directors and Officers

The board of directors elects our executive officers annually.  A majority vote of the directors who are in office is required to fill vacancies.  Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. Our director and executive officer is as follows:

Name	Age	Position
Jianfeng Ding	51	Chairman of the Board, President, and CEO
Yaru Huang	40	Chief Financial Officer and Chief Accounting Officer
Xiaoyong Fu	46	Director
Ying Zhong	36	Chief Representative, Director

Ding, Jianfeng.  Jianfeng Ding joined us in December 19, 2006 Chairman of Board of Directors, Chief Executive Officer.  From September 1998 to December 2006, he was President of Flurida Industries (Hong Kong) Co., Ltd., a Hong Kong corporation doing business of distribution of appliance parts.  In 1981, he graduated from Hang Zhou Electronic Technical University majoring in mechanical engineering.  From 1985-1989, he studied at Xi’an Electronic Science University on Application of Computer Science.

Huang, Yaru.  Yaru Huang joined us in December 19, 2006 as Chief Financial Officer and Chief Accounting Officer.  From September 1998 to December 2006, she was vice-president of Flurida Industries (Hong Kong) Co., Ltd., a Hong Kong corporation doing business of distribution of appliance parts.  In June 2002, she received a Master of Business Administration Degree at Keller Graduate School of Management, from DeVry University.  In September 1990, she received a degree of Bachelor of Science from Lnzhou Enginerring Institute of Survey and Design, Railway Ministry in Lanzhou.  In September 1989, she graduated from Lanzhou Engineering Institute of Survey and Design Academy of Chinese Railway Ministry.

Xiaoyong Fu.  He has been a director since our inception in December 2006.  From 04/1997 to 06/2004, he was Senior Design Engineer, Maytag Corporation, Appliance Manufacturer.  From 07/2004 to 10/2005, he was Manager of Technology, Jacuzzi Whirlpool Bath, Bath Products.  From 11/2005 to 09/2007, he was Senior Design Engineer, Electrolux Major Appliance, Appliance Manufacturer.  From 09/2007 to date, he has been Senior Engineer, GE – Energy, Gas Turbines.  In 07/1984, he received a Bachelor of Mechanical Engineering, Tsinghua University.  In 10/1987, he received a Master of Nuclear Engineering, China Institute of Atomic.  In 05/1997, he received a Ph.D. of Mechanical Engineering, Purdue University.

Ying Zhong joined us in Oct/2007.  From Jan/2004 to Sep/2007, she was Vice President, New Business Development of Flurida Industries (Hong Kong) Ltd., which manufactures and distributes household appliance components.  From Feb/2003 to Dec/2003, she was Manager, Chicago Office of Flurida Industries (Hong Kong) Ltd., which manufactures and distributes household appliance components. From Sep/1995 to Aug/2001, she was Operational Assistant Manager of Young’s Engineering Shanghai Office, which provides Mechanical and Electrical Engineering service to construction industry.  In Sep/2001, she received a Master Degree of Business Administration from University of Illinois at Chicago.  In July/1993, she received a Bachelor Degree of Law from Hua Qiao University.

Family Relationships

Jianfeng Ding and Yaru Huang are husband and wife.

Legal Proceedings

No officer, director, promoter or significant employee has been involved in the last five years in any of the following:

•	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

•
Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Code of Ethics

We do not currently have a Code of Ethics applicable to our principal executive, financial or accounting officer.

Compliance with Section 16(a) of the Exchange Act

Compliance is not required.

Item 11.	Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Principal Executive Officer, our two most highly compensated executive officers other than our PEO who occupied such position at the end of our latest fiscal year and up to two additional executive officers who would have been included in the table below except for the fact that they were not executive officers at the end of our latest fiscal year, by us, or by any third party where the purpose of a transaction was to furnish compensation, for all services rendered in all capacities to us or our subsidiary for the latest two fiscal years ended December 31, 2008, and December 31, 2007.

Name	Title	Year	Salary	Bonus	Stock awards	Option awards	Non equity incentive plan compensation	Non qualified deferred compensation	All other compensation	Total
Jianfeng Ding	Chairman CEO	2008	0	0	0	0	0	0	0	0
		2007	0	0	0	0	0	0	0	0
Yaru Huang	CFO	2008	0	0	0	0	0	0	0	0
		2007	0	0	0	0	0	0	0	0

Compensation Agreements

We have the following oral compensation agreements:

Mr. Jianfeng Ding, Chairman, CEO, and President:

Main responsibilities of the position are as follows:

1.
Board Administration and Support — Supports operations and administration of Board by advising and informing Board members, interfacing between Board and staff, and supporting Board's evaluation of chief executive.

2.	Program, Product and Service Delivery — Oversees design, marketing, promotion, delivery and quality of programs, products and services

3.
Financial, Tax, Risk and Facilities Management — Recommends investment activities, issue quarterly and annual reports for Board approval and prudently manages organization's resources within those guidelines according to current laws and regulations

4.	Human Resource Management — Effectively manages the human resources of the organization according to authorized personnel policies and procedures that fully conform to current laws and regulations

5.	Community and Public Relations — Assures the organization and its mission, programs, products and services are consistently presented in strong, positive image to relevant shareholders.

6.
Raising capitals – Oversees capital raising planning and implementation, including identifying resource requirements, establishing strategies to approach investors, submitting proposals and administrating capital raise records and documentation.

Employment period is three years from December 2006 to December 2009.  Annual salary will be $80,000 starting to pay at January, 2009.  The salaries accrued from December 2006 and December 2008 will be waived by Jianfeng Ding.  Accordingly, there is no salary payment for Jianfeng Ding in 2006, 2007, and 2008, respectively.

Ms. Yaru Huang, CFO

Main responsibilities of the position are as follows:

1.              Oversee the corporate finance in accordance with the General Accepted Accounting Principles of the United States, General Principles of Corporate Finance, and Financial Management System developed by the company.

2.              Implement the directives of the CEO and the Board of Directors in the following financial areas: allocation of all the corporate capital and management of the company’s capital or other investments.

3.              Develop corporate financial plan, control auditing analysis, raise capitals legally, make use of the corporate assets effectively, and make every efforts to increase the corporate economic benefits.

4.              Supervise and manage the finances of the subsidiaries of the company. Employment period is three years from December 2006 to December 2009. Annual salary will be $50,000 starting to pay at January, 2009.

The salaries accrued from December 2006 to December 2008 will be waived by Yaru Huang. Accordingly, there is no salary payment for Yaru Huang in 2006, 2007, and 2008, respectively.

Employment period is three years from December 2006 to December 2009.  Annual salary will be $50,000 starting to pay at January, 2009.

Ying Zhong, Chief Representative of Flurida Group Qingdao Office

Main responsibilities of the position are as follows:

Makes all day-to-day administrative decisions regarding human resource, financing, marketing, manufacturing, and customer services in the Flurida Quingdao office.  Regularly report to the CEO about these decisions.

She does not provide any input to the CEO concerning any other management or supervision issues with respect to any other operations of the company.

Employment period is three years from October 2007 to October 2010.  Annual salary will be $20,000 starting to pay at January, 2009.  The salaries accrued from October 2007 to December 2008 will be waived by Ying Zhong.  Accordingly, there is no salary payment for Ying Zhong in 2007, and 2008, respectively.

Gian Franco Barbieri, General Manager of Flurida Europe.

Main responsibilities of the position are as follows:

1.	In charge of general management of Europe Flurida SRS.

2.	Report to CEO about decisions regarding human resource, financing, marketing, manufacturing, and customer services. Take charge of the allocation of all the resources in Europe Flurida.

Employment period is three years from January 2008 to December 2010.  Annual salary is $20,000 starting to pay at April, 2008.

The salaries for the above employees will be paid starting on January 1, 2009.

Compensation Committee Interlocks and Insider Participation

We have no compensation committee (or other board committee performing equivalent functions).   The board of directors will make decisions for the compensation of executive officers.  Currently, there are four directors: Jianfeng Ding, Yaru Huang, Ying Zhong are also executive officers and shareholders with more than 5% of issued common stocks; Director Xiayong Fu is an outside director without participating the Company’s daily management function.  Xiaoyong Fu is not compensated for serving as director.  During the last completed fiscal year, there are no other individuals participated in deliberations of the registrant’s board of directors concerning executive officer compensation.
.
Outstanding Equity Awards At Fiscal Year-End

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END December 31, 2008

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number Of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Jianfeng Ding	0	0	0	0	0	0	0	0	0	0
Yaru Huang	0	0	0	0	0	0	0	0	0	0

Ying Zhong	0	0	0	0	0	0	0	0	0	0

No option awards, unexercised options, unvested stock awards or equity incentive plan awards were granted to our named executive officers during fiscal year ended at December 31, 2008.

Director Compensation

The following table summarizes the compensation paid to Flurida Group’ directors for the fiscal year ended December 31, 2008:

Name	Fees Earned or Paid in Cash	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Jianfeng Ding	0	0	0	0	0	0
Yaru Huang	0	0	0	0	0	0
Xiaoyong Fu	0	0	0	0	0	0
Ying Zhong	0	0	0	0	0	0

No director was paid in any format of compensation as of December 31, 2008.

Section 16(a) Beneficial Ownership Reporting Compliance

Our officers, directors and 10% shareholders are not subject to the reporting requirements of Section 16 (a).

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth the ownership, as of the date of this prospectus, of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, and our executive officers and directors as a group.  To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted.  There are not any pending or anticipated arrangements that may cause a change in control.

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown.  The business address of the shareholders is 800 West Fifth Avenue, Suite 210B, Naperville, IL 60563.

Name	Number of Shares of Common stock	Percentage

Jianfeng Ding [1]	14,498,880	37.19%
Yaru Huang [1]	14,498,880	37.18%
Ying Zhong	2,000,000	5.13%
Xiaoyong Fu	750,000	1.92%
All executive officers and directors as a group [4 persons]	32,129,760	82.39%

[1] Owned 14,498,880 shares in the name of Jianfeng Ding and 14,498,880 shares in the name of Yaru Huang, husband and wife.

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 38,990,827 shares of common stock outstanding as of March 22, 2009.

Securities authorized for issuance under equity compensation plans

None

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

On August 20, 2007, two founders of the Company, Jianfeng Ding and Yaru Huang purchased 25,997,760 shares at $0.001 per share.  The proceeds of $25,997.76 were received from Jianfeng Ding and Yaru Huang.

On October 29, 2007, Director of the company, Xiaoyong Fu, advanced the amount of $ 50,000 for an option of converting the loan to 500,000 shares at $ 0.10 per share, and on December 31, 2007, he loaned additional $ 25,000 for an option of converting the loan to 250,000 shares at $ 0.1 per share. On December 4, 2007, Chief Representative, Ying Zhong advanced $ 200,000 for an option to purchase 2,000,000 shares at $ 0.1 per share. Moreover, on December 21, 2007, Jianfeng Ding and Yaru Huang advanced $ 300,000 to purchase additional 3,000,000 shares at $ 0.1 per share.  All the above loan amount of $ 575,000 was converted to 5,750,000 common shares on April 15, 2008.

The products we sell are manufactured in China by Zhong Nan Fu Rui Mechanical Electronics Manufacturing Co., Ltd. (“Zhong Nan Fu Rui”).  It was established in 2005 specializing in home appliance components and subassemblies manufacturing, and located in Qingdao City, Shandong Province, China.  On September 18, 2007, amended June 25, 2008 and further amended on August 4, 2008, Flurida Group, Inc. signed a five year distribution agreement with Zhong Nan Fu Rui Mechanical Electronics Manufacturing Co., Ltd.  Zhong Nan Fu Rui is a Chinese manufacturing company owned 100% by Mr. Jianfeng Ding, our president.  Zhong Nan Fu Rui is the exclusive supplier of the products we sell. Under the terms of the agreement Zhong Nan Fu Rui authorizes Flurida to be its exclusive sales agent for the ice making product lines, including icemaker and ice water dispensing systems all over the world. The ice making product lines shall include the products that Zhong Nan Fu Rui developed before the agreement signed and the products that will be developed solely by Zhong Nan Fu Rui during the term of the agreement. Although the distribution agreement requires that the purchase price we will pay for these products will be comparable to what we would have paid a non-related party in arm’s-length transactions, Mr. Ding may face a conflict in calculating the price the products are sold to us and the determining amount of products we purchase.  However, because Mr. Ding has a fiduciary duty to us and our shareholders, he has indicated that he will assure strict adherence to this provision of the agreement and will not require us to purchase a quantity of products in excess of that which we can reasonably afford or reasonably expect to sell in within two to three months of our purchase of the products.

In fiscal year 2006, we sold no products to and purchased no products from Zhong Nan Fu Rui.  In fiscal year 2007, we sold no products to and purchased no products from Zhong Nan Fu Rui.  To date in fiscal year 2008, we sold $34,670.43 in products to and purchased $747,260.64 in products from Zhong Nan Fu Rui.  The products that we sold were icemaker parts made in the United States, such as thermostats, switches, motors, and coating materials. The products that we purchased were icemakers, fan motors, crush motors, and solenoids for ice water system.

During the six months ended June 30, 2008, the executive and non-executive officers and directors have advanced the Company for the amount of $ 609,200 (Table II).  All the loans are converted to common shares for total common shares of 6,092,000 on April 15, 2008.

Name	Title	Loans Amount (12/31/2007)	Loans Convert to Common Share (4/15/2008)	% of Common Share
Jianfeng Ding	CEO	$300,000.00	$300,000.00	74.37%
Yaru Huang	CFO
Ying Zhong	Chief Representative, China Office	$200,000.00	$200,000.00	5.13%
Fenglan Li	Financial Manager	$15,000.00	$15,000.00	0.42%
Fuling Li	Operation Manager	$10,000.00	$10,000.00	0.29%
Xiaoyong Fu	Board Member	$75,000.00	$75,000.00	1.92%
Gian Franco Barbieri	Manager Director, Flurida Europe Company	$9,200.00	$9,200.00	0.26%
Total		$609,200.00	$609,200.00	82.39%

Therefore, among the total loan amount of $1,164,906.70 converted to common shares at price of $0.10 per share on April 15, 2008, for the total shares of 11,649,067 shares, the total of $609,200 or 6,092,000 shares are from executive and non-executive officers, directors, or shareholders of more than 5% of common shares.

We rent the following property from Mr. Ding:  Flurida Group Qingdao Office.  The rent is approximately $250 per month.  We believe the rent paid for this space was comparable to what we would have paid a non-related party in arm’s-length transactions.

Except as set forth above, we have not entered into any material transactions with any director, executive officer, and promoter, beneficial owner of five percent or more of our common stock, or family members of such persons.

Director Independence

Our board of directors has determined that we do not have a board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Item 14.	Principal Accountant Fees and Services

Enterprise CPA was our independent auditors for the fiscal years ended December 31, 2007 and 2008.

The following table shows the fees paid or accrued by us for the audit and other services provided by our auditor for fiscal 2008 and 2007.

	2008	2007

Audit Fees	$24,000	$15,000
Audit-Related Fees
Tax Fees
All Other Fees
Total	$24,000	$15,000

As defined by the SEC, (i) “audit fees” are fees for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-Q, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years; (ii) “audit-related fees” are fees for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “audit fees;” (iii) “tax fees” are fees for professional services rendered by our principal accountant for tax compliance, tax advice, and tax planning; and (iv) “all other fees” are fees for products and services provided by our principal accountant, other than the services reported under “audit fees,” “audit-related fees,” and “tax fees.”

Under applicable SEC rules, the Audit Committee is required to pre-approve the audit and non-audit services performed by the independent auditors in order to ensure that they do not impair the auditors’ independence. The SEC’s rules specify the types of non-audit services that an independent auditor may not provide to its audit client and establish the Audit Committee’s responsibility for administration of the engagement of the independent auditors. Until such time as we have an Audit Committee in place, the Board of Directors will pre-approve the audit and non-audit services performed by the independent auditors.

Consistent with the SEC’s rules, the Audit Committee Charter requires that the Audit Committee review and pre-approve all audit services and permitted non-audit services provided by the independent auditors to us or any of our subsidiaries. The Audit Committee may delegate pre-approval authority to a member of the Audit Committee and if it does, the decisions of that member must be presented to the full Audit Committee at its next scheduled meeting.

Item 15.	Exhibits

Exhibit No.	Document Description
31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

32.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Flurida Group, Inc., a Nevada corporation

Title	Name	Date	Signature
Principal Executive Officer	Jianfeng Ding	4/9/2009	/s/ Jianfeng Ding

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE
/s/ Jianfeng Ding	Jianfeng Ding	Principal Executive Officer and Director	4/9/2009
/s/ Yaru Hang	Yaru Hang	Principal Financial Officer and Principal Accounting Officer	4/9/2009
/s/ Xiaoyong Fu	Xiaoyong Fu	Director	4/9/2009
/s/ Ying Zhong	Ying Zhong	Director	4/9/2009