Form 10-Q
period 2009-03-31
FLURIDA GROUP INC
filed 2009-05-27
CIK 1430960

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _____________________ to ______________

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

N/A

(Former name, former address and former three months, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of May 22, 2009 there were 38,990,827 shares issued and outstanding of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

FLURIDA GROUP, INC.
(A Development Stage Enterprise)

Financial Statements
(Unaudited)

As of March 31, 2009, 2008, and 2007

FLURIDA GROUP, INC.
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$389,006	$605,932
Accounts receivable, net	811,452	479,431
Inventory	1,045,066	646,594
Total Current Assets	$2,245,524	$1,731,957

Property, plant and equipment, net	$—	$—

TOTAL ASSETS	$2,245,524	$1,731,957

LIABILITIES & EQUITY
Current liabilities:
Loans from shareholders	—	—
Account Payable	1,204,725	$626,868
Credit Card Payable	638	1,269
Total Current Liabilities	$1,205,362	$628,137

Stockholders' Equity:
Common stock, $0.001 par value;
200,000,000 shares authorized;
38,990,827 shares issued and outstanding.	$38,991	$38,991

Paid-in capital	$1,221,613	$1,221,613

Deficit accumulated during the development stage	(235,467)	(186,255)

Accumulated other comprehensive Income(Loss)	15,024	29,471

Total stockholders' equity	$1,040,161	$1,103,820

TOTAL LIABILITIES & EQUITY	$2,245,524	$1,731,957

FLURIDA GROUP, INC.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF LOSS

				Cumulative from
				December 19, 2006
	Three	Three	Three	(Date of Inception)
	Months Ended	Months Ended	Months Ended	Through
	March 31	March 31	March 31	March 31,
	2009	2008	2007	2009
Revenues:	$1,504,324	$—	$—	$3,048,191
Cost of Goods Sold	$1,416,293	$—	$—	$2,881,085
Gross Profit	$88,030	$—	$—	$167,105
Operating expenses:
Research and development	—	—	—	—

Selling, general and administrative expenses	137,738	105,118	—	421,461

Depreciation and amortization expenses	—	—	—	—

Total Operating Expenses	137,738	105,118	—	421,461

Operating Loss	$(49,708)	$(105,118)	$—	$(254,356)

Investment income, net	$496	$2,423	$—	$19,514
Interest Expense, net	—	—	—	$625
Loss before taxes	$(49,212)	$(102,695)	$—	$(235,467)
Loss tax expense	—	—	—	$—
Net Loss	$(49,212)	$(102,695)	$—	$(235,467)

Net Loss per common share-Basics	$(0.00)	$(0.00)	$—	$(0.01)
Net Loss per common share-Diluted	$(0.00)	$(0.00)	$—	$(0.01)

Other comprehensive Income(Loss), net of tax:
Foreign currency translation adjustments	(14,447)	7,095	—	15,024
Total other comprehensive Income(Loss)	$(14,447)	$7,095	$—	$15,024
Comprehensive Loss	$(63,659)	$(95,600)	$—	$(220,443)

FLURIDA GROUP, INC.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
FOR THE PERIOD ENDED MARCH 31, 2009

				Deficit
				Accumulated	Accumulated
			Additional	During the	Other	Total
	Common Stock		Paid-in	Development	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stage	Income (Loss)	Equity

Balance, December 31, 2006				$(1,500)		$(1,500)

Proceeds from sale of common stock @0.001 per share on August 20, 2007	25,997,760	$25,998	$—	$—		$25,998

Issuance of common stocks to shareholders @0.05 per share on December 10, 2007	1,294,000	$1,294	$63,406			$64,700

Adjustment for Exchange rate changes					$(126)	$(126)

Net loss for the year ended December 31, 2007				$(19,119)		$(19,119)

Balance, December 31, 2007	27,291,760	$27,292	$63,406	$(20,619)	$(126)	$69,953

Issuance of common stocks to Williams @0.10 per share on April 15, 2008	50,000	$50	$4,950			$5,000

Issuance of common stocks to convert loans @0.10 per share on April 15, 2008	11,649,067	$11,649	$1,153,257			$1,164,906

Adjustment for Exchange rate changes					$29,597	$29,597

Net Income for the year ended December 31, 2008				$(165,636)	$—	$(165,636)

Balance, December 31, 2008	38,990,827	$38,991	$1,221,613	$(186,255)	$29,471	$1,103,820

Adjustment for Exchange rate changes					(14,447)	(14,447)

Net loss for the period ended March 31, 2009				$(49,212)		$(49,212)

Balance, March 31, 2009	38,990,827	$38,991	$1,221,613	$(235,467)	$15,024	$1,040,161

FLURIDA GROUP, INC.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF CASH FLOWS

				Cumulative from
				December 19, 2006
	Three	Three	Three	(Date of Inception)
	Months Ended	Months Ended	Months Ended	Through
	March 31	March 31	March 31	March 31,
	2009	2008	2007	2009
Operating Activities:
Net Loss	$(49,212)	$(102,695)	$—	$(235,467)
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash portion of share based legal fee expense	—	—	—	5,000
Increase in Inventory	(398,472)	—	—	(1,045,066)
Increase in account receivable	(332,021)	—	—	(811,452)
Decrease in other payable	—	—	—	(1,500)
Increase in account payable	577,857	14,335	—	1,204,725
Decrease in credit card payable	(631)	—	—	638
Net cash provided by operating activities	$(202,479)	$(88,360)	$—	$(647,655)
Investing Activities:
Organization cost	—	—	—	—
Net cash provided by investing activities	$—	$—	$—	$—
Financing Activities:
Proceeds from issuance of common stock	—	—	—	90,698
Repay loans to shareholders	—	—	—	(25,066)
Proceeds from loan from shareholders	—	—	—	1,191,472
Net cash provided by financing activities	$—	$—	$—	$1,257,104
Effect of Exchange Rate on Cash	$(14,447)	$7,095	$—	$15,024
Net increase (decrease) in cash and cash equivalents	$(216,926)	$(81,265)	$—	$389,006
Cash and cash equivalents at beginning of the year	$605,932	$1,249,499	$—	$—
Cash and cash equivalents at end of the period	$389,006	$1,168,234	$—	$389,006

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Foreign Currency Translation

The Company has determined the United States dollars to be its functional currency for Flurida Group USA; People’s Republic of China Chines Yuan Renminbi to be its functional currency in Flurida Qingdao office; and European Euro to be its functional currency in European business.  Assets and liabilities were translated to U.S. dollars at the period-end exchange rate.  Statement of operations amounts were translated to U.S. dollars using the first date of each month during the year.  Gains and losses resulting from translating foreign currency financial statements are accumulated in other comprehensive income (loss), a separate component of shareholders’ equity.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES

Property, Plant, and Equipment Depreciation

Property, plant, and equipment are stated at cost.  Depreciation is being provided principally by straight line methods over the estimated useful lives of the assets.  As of March 31, 2009, there were no fixed assets in the Company’s balance sheets.

Stock-Based Compensation

The Company accounts for stock issued for services using the fair value method.  In accordance with Emerging Issues Task Force (“EITF”) 96-98, the measurement date of shares issued for services is the date at which the counterparty’s performance is complete.

Basics and Diluted Net Loss Per Common Share

Basic earnings per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Diluted earnings per share assume that any dilutive convertible securities outstanding were converted, with related preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds the exercise price, less shares which could have been purchased by us with the related proceeds. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive.

The Company only issued one type of shares, i.e., common shares only.  There are no other types securities were issued.  Accordingly, the diluted and basics net loss per common share are the same.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenues

Flurida Group, Inc had total revenue of $ 1,504,324, including $ 1,095,109 consignment sales to Electrolux, and $409,215 sales in first quarter ended at March 31, 2009.

From the period of January to March 2009, the Company sold total quantity of 30,217 icemakers and 247,968 motors to an US company, Electrolux, located at Springfield, TN for $ 1,101,574 which is the sum of $ 6,465 as direct sales and $ 1,095,109 as consignment sales.  There are 30,217 icemakers and 15,120 motors were manufactured and supplied by Zhong Nan Fu Rui; and 232,848 motors were manufactured and supplied by Qingdao Fu Bi Da Co., Ltd.  All the icemakers and motors were shipped out at FOB shipping point Qingdao, China.

The company sold total quantity of 17,180 Motor, 1600 Fan, 6,830 Lamp, 4,324 Dac Box, and 37,260 Magnet to Electrolux Europe for $79,792. The 37,260 magnets were supplied by Shanghai Fu Lu Trading Co., Ltd.; all the parts were shipped out at FOB shipping point at Shanghai, China.  The motors and other related refrigerator appliance parts were manufactured and supplied by Qingdao Fu Bi Da Co., Ltd., and were shipped out at FOB shipping point at Qingdao, China.

The Company sold total quantity of 60,480 motors to another US company, Master Precision Global (MPG), a sub-assembler to Electrolux, for $237,686. The motors were manufactured and supplied by Qingdao Fu Bi Da Co., Ltd. and shipped out at FOB shipping point at Qingdao, China.

In the first quarter of 2009, the Company sold thermostats, the key parts for icemakers, to Zhong Nan Fu Rui.  The parts were exclusively used for the icemakers purchase order by Electrolux.  Flurida Group purchased the parts from Wako Electronics, Inc., an US Company located at Louisville, KY 40299.  Flurida Group also sold Rocker Switch, the key parts for icemakers, to Zhong Nan Fu Rui.  The parts, Rocker Switch, were exclusively used for the icemakers purchase order by Electrolux.  The Company purchased the parts, Rocker Switch, from CW Industries, an US Company located at Southampton, PA. The total cost for all the parts purchased is $79,985.70.  Then, Flurida Group, Inc. adds averaged 5% margin based on the cost of purchase, so, $85,271.90 were sold and invoiced to Zhong Nan Fu Rui.   Flurida Group, Inc. adopted the cost plus pricing policies.  For the sales value less than 2 million US dollars, the sales price will be cost of purchase plus averaged 5% of cost.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenues (Continued)

In summary, as of March 31, 2009, the Company incurred the total revenue of $1,504,324 and cost of goods sold $1,416,293 respectively.  The cost of goods sold is also discussed in Note C, Related Party Transactions.

Operating Expense

Below table list the detail operating expense for the period ended at March 31, 2009, 2008, and 2007.

	Three Months Ended	Three Months Ended	Three Months Ended
	March 31, 2009	March 31, 2008	March 31, 2007
Expense
Bank Service Charges	$446.96	$660.54	$—
Business operation tax	1,546.77	52.99	—
Business Registration	675.00	807.36	—
Flurida Europe Operating Exp	8,928.00	31,632.82	—
Industry Show	16,895.00	—	—
Insurance Expense	2,627.72	—	—
Meals and Entertainment	687.39	—	—
Office Supplies	353.15	68.45	—
Parking fee	180.00	—	—
Payroll Expense – ER
Hosing public accum fund -ER	361.48	366.70	—
Social insurance-ER	1,785.09	1,215.12	—
US Medicare Tax – ER	579.99	—	—
US Social Security Tax -ER	2,479.34	—	—
Payroll Expense - ER - Other	916.62	1,010.63	—
Total Payroll Expense – ER	6,122.52	2,592.45	—
Payroll Expenses – EE
Federal Tax Withholding	8,000.01	—	—
Housing public accum fund –EE	361.47	366.69	—
Net Wage Payment-EE	40,483.34	25,354.48	—
Social Insurance-EE	606.06	412.53	—
State Tax Withholding	800.00	—	—
US Medicare Tax –EE	579.99	—	—
US Social Security Tax – EE	2,480.01	—	—
Total Payroll Expenses – EE	53,310.88	26,133.70	—

Postage & Shipping	1,052.04	2,038.53
Professional Fees	30,200.00	29,412.27
Rent Expense	5,175.00	6,820.00	—
Telephone Expense	1,358.27	753.21	—
Transfer Agent Service
Set up & Application Fee	1,250.00	—	—
Total Transfer Agent Service	1,250.00	—	—
Travel Expense
Air agent fee	172.19	349.40	—
Airfare	2,715.82	1,391.80	—
Hotel Expense	3,836.58	2,404.06	—
Total Travel Expense	6,724.59	4,145.26	—
Utilities	204.62	—	—
Total Expense	$137,737.91	$105,117.58	$—

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

At the period ended March 31, 2009, there was total inventory of $ 1,045,066 including $ 928,642 consignment inventory and $ 116,424 ending inventory for Flurida Group, Inc.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventory (Continued)

In the first quarter of 2009, the Company sold total quantity of 30,217 icemakers including 224 as sold and 29,993 as consignment inventory, and the quantity of 247,968 motors as consignment inventory to Electrolux for $1,101,574; the amount of $ 1,101,574 was the sum of $ 6,465 as sold sales and $ 1,095,109 as consignment sales. For the period ended at March 31, 2009, there was consignment sale of $1,095,109 and a value of $ 166,467 products were withdrawn and invoiced. As a result, there was a value of $ 928,642 as consignment inventory for the period ended March 31, 2009.

There was also an ending inventory of $ 116,424 for Flurida Group, Inc, which was a purchase of 30240 motors from Zhong Nan Fu Rui for FOB shipping point at Qingdao on November 5, 2008. This purchase hasn’t considered as a sale or a consignment inventory at the period ended March 31, 2009. Therefore, those motors were stored in a warehouse of a US company, Electrolux; and Flurida Group, Inc paid warehouse cost to Electrolux for residing the product.

Income Tax

The Company filed extension for corporate tax return Form 1120 to Internal Revenue Service and IL 1120 to the State of Illinois.  There is no income tax for the State of Nevada.  China’s Qingdao representative office expenditures will be reported in the Company’s U.S. tax return Form 1120.  Flurida Group European will report income tax return to Italy government.

Payroll Expense

Beginning at 2008, Flurida Qingdao’s Representative office hired 7 full time employees to take care of daily management and administrative activities for the Company.  Flurida Group USA began to have payroll for officers at January 2009.

The consolidated total payroll expense for the period ended March 31, 2009 was $ 59,433.  The payroll expense details are listed as follows:

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Payroll Expense ( Continued)

Flurida Group Payroll Expense

	Three Months Ended	Three Months Ended	Three Months Ended
	March 31, 2009	March 31, 2008	March 31, 2007
Payroll Expense – ER
Hosing public accum fund –ER	$361.48	$366.70	$—
Social insurance-ER	1,785.09	1,215.12	—
US Medicare Tax – ER	579.99	—	—
US Social Security Tax –ER	2,479.34	—	—
Payroll Expense - ER – Other	916.62	1,010.63	—
Total Payroll Expense – ER	6,122.52	2,592.45	—
Payroll Expenses – EE
Federal Tax Withholding	8,000.01	—	—
Housing public accum fund -EE	361.47	366.69	—
Net Wage Payment-EE	40,483.34	25,354.48	—
Social Insurance-EE	606.06	412.53	—
State Tax Withholding	800.00	—	—
US Medicare Tax –EE	579.99	—	—
US Social Security Tax – EE	2,480.01	—	—
Total Payroll Expenses – EE	53,310.88	26,133.70	—
Total Payroll Expense	$59,433.40	$28,726.15	$—

The housing public accumulated fund and social insurance were paid by both employer and employees in China; the employee portion of housing public accumulated fund and social insurance was withheld by employer, and then submitted to local tax authority in China.

Started from January 2009, Flurida Group had salaries for officers Jianfeng Ding and Yaru Huang for $ 100,000 and $ 60,000 respectively. The Social Security tax and Medicare tax were paid by both employer and employees in USA; employees also withheld portion of Federal and State tax calculate by each individual’s status. All of the tax was submitted to Internal Revenue Service and local government at a monthly basis.

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

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In December 2007, the Financial Accounting Standards Board issued FASB Statement No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R provides additional guidance on improving the relevance, representational faithfulness, and comparability of the financial information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the Financial Accounting Standards Board issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS 160 on our financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. SFAS 162 is effective 60 days.

following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Our Company is currently evaluating the impact of SFAS 162 on its financial statements but does not expect it to have a material effect.

Management does not anticipate that the adoption of these standards will have a material impact on the financial statements.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – RELATED PARTY TRANSACTIONS

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of March 31, 2009, total 32,129,960 shares were issued to officers and directors.  Please see the Table  below for details:

Name	Total Shares	Total Amount	Percentage
Fenglan Li	165,000	15,750	0.42%
Fuling Li	115,000	10,750	0.29%
Ying Zhong	2,000,000	200,000	5.13%
Gian Franco Barbieri	102,000	9,700	0.26%
Xiaoyong Fu	750,000	75,000	1.92%
Jianfeng Ding & Yaru Huang	28,997,760	325,998	74.37%
Total	32,129,760	$637,197.76	82.39%

* Based on total issued shares as of March 31, 2009: 38,990,827

Cost of Goods Sold

The Company’s purchase is primarily from supplier, Zhong Nan Fu Rui Mechanical Electronics Manufacturing Co., Ltd., owned 100% by the founder of the Company, Jianfeng Ding.  Due to Jianfeng Ding, and Yaru Huang, husband and wife, combined hold 74.37% issued common shares for Flurida Group, Inc., the two entities, Flurida Group, Inc., and Zhong Nan Fu Rui Mechanical Electronics Manufacturing Co., Ltd., are under common control according to EITF 02-5.

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

Flurida Group also purchased the products from suppliers, Qingdao Fu Bi Da Co., Ltd and Shanghai Fu Lu Trading Co., Ltd on purchase orders basis.

Qingdao Fu Bi Da Co., Ltd, owned 100% indirectly by Jianfeng Ding and Yaru Huang, husband and wife. Qingdao Fu Bi Da Co., Ltd is a manufacturing company, and it was established in January 15, 2002 specializing in home appliance control components and subassemblies manufacturing, and located in Qingdao City, Shandong Province, China. The plant space is around 70,000 sq ft. 14 units injection molding machine up to 600 metric tons.

In the period end March 31, 2009, Flurida Group, Inc. purchased 30,217 icemakers and 15,120 motors from Zhong Nan Fu Rui at total cost of $ 398,819 for FOB shipping point at Qingdao, China respectively to the sales amount of $431,032.  The total parts price of $ 398,819 from Zhong Nan Fu Rui consists of 80% of direct manufacturing materials and labor, 10% of allocated manufacturing overhead, and 10% of profit margin.

Flurida Group, Inc. also purchased 310,508 motors, 1,600 fans, 6,830 lamps, and 4,324 dac boxes from Qingdao Fu Bi Da Co., Ltd. at total cost of $ 931,531 for FOB shipping point at Qingdao, China.

In addition, Flurida Group, Inc. purchased 37,260 magnets from Shanghai Fu Lu Trading Co., Ltd. a trading company established in April 23, 2007, located at Shanghai, China, 100% owned indirectly by Jianfeng Ding and Yaru Huang, at total cost of $5,958 for FOB shipping point at Shanghai, China.

To manufacture the related refrigerator appliance parts, Zhong Nan Fu Rui needs key parts made in USA, which were purchased through Flurida Group, Inc. in USA.  The costs of purchasing the parts were $79, 986.

Therefore, for the period ended March 31, 2009, the total cost of goods sold was $1,416,293.

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

There were no new shares issued during the period ending March 31, 2009.  Therefore, as of March 31, 2009, total shares issued and outstanding are 38,990,827.

NOTE E – GOING CONCERN

The Company’s lack of operating history and operation loss raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations.  However, due to the close relationship between the Company and it’s major suppliers, Zhong Nan Fu Rui Mechanical Electronics Manufacturing Co., Ltd., and Qingdao Fu Bi Da Electronics Co., Ltd., which are 100% owned directly or indirectly by the founders, Jianfeng Ding & Yaru Huang, Zhong Nan Fu Rui’s and Qingdao Fu Bi Da’s current customers can be served by the Company for the same quality of products and services.  Besides, as of March 31, 2009, the cash and cash equivalent balance was $389,006, the management believes that the revenues will be generated and its cash flows will be maintained to cover its operational costs and the risk of going concern in long term is significantly low.

Item 2.   Management’s Discussion and Analysis or Plan of Operation.

This 10−Q contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and accompanying notes and the other financial information appearing else where in this report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events. Refer also to "Cautionary Note Regarding Forward Looking Statements" and “Risk Factors” below.

Overview

Our business is the sale of appliance parts in Asia, Europe, North and South America.  The main products that we sell to these markets are icemakers, motors, appliance assemblies.

These parts are manufactured in China by Zhong Nan Fu Rui Mechanical Electronics Manufacturing Co., Ltd. (“Zhong Nan Fu Rui”)  We also purchase parts for resale from Qingdao Fu Bi Da Co., Ltd. and Shanghai Fu Lu Trading Co., Ltd.

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

Qingdao Fu Bi Da Co., Ltd. was established in 2002 specializing in home appliance control components and subassemblies manufacturing, and is located in Qingdao City, Shandong Province, China. Shanghai Fu Lu Trading Co., Ltd. was established in 2007 and is a trading company that sources products in China for export. Qingdao Fu Bi Da Co., Ltd. and Shanghai Fu Lu Trading Co., Ltd. are beneficially owned by Mr. Ding and Ms. Huang.  Mr. Ding is the CEO of both companies.

We sell primarily the following types of appliance parts:

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

All of our sales in the first three months ended March 31, 2009 were to Electrolux and its affiliates or sub-assemblers.

Results of Operations

For the three months ended March 31, 2009 vs. March 31, 2008.

Revenue

We had no revenue for the three months ended March 31, 2008.

For the three months ended March 31, 2009, we had revenue of $1,504,324 from parts, motors and icemaker sales. All of our sales in the first three months ended March 31, 2009 were to Electrolux and its affiliates or sub-assemblers as well as to certain key parts made in the U.S. sold to Zhong Nan Fu Rui.

Cost of Revenue

Our Costs of Goods Sold, as we expected will increased slightly due to increasing Chinese Yuan’s currency exchange rate, labor costs, and raw materials.  We anticipate this trend to continue and may adjust our unit price upward to reduce the impact of rising costs.

We had no cost of goods sold for the three months ended March 31, 2008.  The cost of goods sold for the three months ended March 31, 2009 was $1,416,293 consisting of purchases of parts, motor, and icemakers from our affiliates.

In the period end March 31, 2009, Flurida Group, Inc. purchased 30,217 icemakers and 15,120 motors from Zhong Nan Fu Rui at total cost of $ 398,819 for FOB shipping point at Qingdao, China respectively to the sales amount of $431,032.  The total parts price of $ 398,819 from Zhong Nan Fu Rui consists of 80% of direct manufacturing materials and labor, 10% of allocated manufacturing overhead, and 10% of profit margin.

Flurida Group, Inc. also purchased 310,508 motors, 1,600 fans, 6,830 lamps, and 4,324 dac boxes from Qingdao Fu Bi Da Co., Ltd. at total cost of $ 931,531 for FOB shipping point at Qingdao, China.

In addition, Flurida Group, Inc. purchased 37,260 magnets from Shanghai Fu Lu Trading Co., Ltd. a trading company established in April 23, 2007, located at Shanghai, China, 100% owned indirectly by Jianfeng Ding and Yaru Huang, at total cost of $5,958 for FOB shipping point at Shanghai, China.

To manufacture the related refrigerator appliance parts, Zhong Nan Fu Rui needs key parts made in USA, which were purchased through Flurida Group, Inc. in USA.  The costs of purchasing the parts were $79, 986.

Expense

Our expenses consist of selling, general and administrative expenses.

We had $105,118 in expenses in the three months ended March 31, 2008 vs. $ 137,738 for the three months ended March 31, 2009, a 31% increase.  The primary reasons for this increase were increases in payroll expenses from $26,133.70 in the three months ended March 31, 2008 vs. $53,310.88 in the three months ended March 31, 2009, an increase of 104% due to increased sales activity.

We expect selling, general, and administrative expenses to increase in future periods as we initiate a number of marketing and promotional activities.

Income Taxes

We are subject to income taxes in the U.S., while the subsidiary in Italy is subject to the income tax laws of Italy.  The representative sales office in China is not subject to Chinese income tax.
We paid no income taxes for the three months ended March 31, 2008 and March 31, 2009 due to the net operation loss.

Net Loss

We incurred a net loss of ($95,600) for the period ended March 31, 2008 and ($63,659) for the period ended March 31, 2009.

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

Liquidity and Capital Resources

Flurida Group, Inc

	At March 31	At March 31
	2009	2008

Current Ratio	1.86	0.98
Cash	$389,006	$1,168,234
Working Capital	$1,040,162	$1,152,399
Total Assets	$2,245,524	$1,168,234
Total Liabilities	$1,205,362	$1,195,882

Total Equity	$1,040,161	$(27,648)

Total Debt/Equity	1.16	-43.25

*Current Ratio = Current Assets /Current Liabilities

** Total Debt / Equity = Total Liabilities / Total Shareholders Equity.

The Company had cash and cash equivalents of $389,006 at March 31, 2009 and the working capital of $1,040,162.

The total debt of $1,205,362 for March 31, 2009 includes the accounts payable of $1,204,725 and credit card payable of $638.

Our independent auditor has indicated that our lack of operating history and financial resources raise substantial doubt about our ability to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations. However, due to the close relationship between the Company and its supplier, Zhong Nan Fu Rui, which is 100% owned by the founder, Jianfeng Ding, Zhong Nan Fu Rui’s current customers can be served by the Company for the same quality of products and services. Besides, as of March 31, 2009, the cash and cash equivalent balance was $ 389,006 , the management believes that the revenues will be generated and its cash flows will be maintained to cover its operational costs and the risk of going concern in long term is significantly low.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2009, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures as of March 31, 2009 and concluded that our disclosure controls and procedures were ineffective as of March 31, 2009.

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)                 Unregistered Sales of Equity Securities.

The Registrant did not sell any unregistered securities during the three months ended March 31, 2009.

(b)                 Use of Proceeds.

The Registrant did not sell any unregistered securities during the three months ended March 31, 2009.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

The Registrant did not submit any matters to a vote of its security holders during the three-months ended March 31, 2009.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

(a) Exhibits.

Exhibit No.	Document Description
31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

32.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

*  This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

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

EXHIBIT INDEX

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

*  This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.