Form 10-Q
period 2009-06-30
FLURIDA GROUP INC
filed 2009-08-13
CIK 1430960

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

☐ TRANSITION REPORT UNDER  SECTION 13 OR 15(d) OF THE EXCHANGE ACT
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
Yes ☐ No ☒

As of August 1, 2009 there were 38,990,827 shares issued and outstanding of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

FLURIDA GROUP, INC.
(A Development Stage Enterprise)

Financial Statements
(Unaudited)

Table of Contents

Condensed Consolidated Balance Sheets	4

Condensed Consolidated Statement of Operation	5

Condensed Consolidated Shareholders Equity	6

Condensed Consolidated Statement of Cash Flows	7

Notes to Condensed Consolidated Financial Statements	8

FLURIDA GROUP, INC.
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEETS

	June 30	December 31
	2009	2008
	( Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$738,140	$605,932
Accounts receivable, net	2,351,103	479,431
Consignment Inventory	1,321,121	646,594
Total Current Assets	$4,410,364	$1,731,957

Property, plant and equipment, net	$-	$-

TOTAL ASSETS	$4,410,364	$1,731,957

LIABILITIES & EQUITY
Current liabilities:
Loans from shareholders	-
Account Payable	$3,134,948	$626,868
Credit Card Payable	1,532	1,269
Total Current Liabilities	$3,136,480	$628,137

Stockholders' Equity:
Common stock, $0.001 par value;
200,000,000 shares authorized;
38,990,827 shares issued and outstanding.	$38,991	$38,991

Paid-in capital	$1,221,613	$1,221,613

Deficit accumulated during the development stage	(2,229)	(186,255)

Accumulated other comprehensive Income(Loss)	15,509	29,471

Total stockholders' equity	$1,273,884	$1,103,820

TOTAL LIABILITIES & EQUITY	$4,410,364	$1,731,957

FLURIDA GROUP, INC.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF OPERATION
(Unaudited)

					Cumulative from
	Six Months Ended		Three Months Ended		December 19, 2006
	June 30		June 30		(Date of Inception)
	2009	2008	2009	2008	to June 30, 2009
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Revenues:	$4,545,077	$208,107	$3,040,753	$208,107	$6,088,944
Cost of Goods Sold	$4,142,081	$197,705	$2,725,788	$197,705	$5,606,873
Gross Profit	$402,996	$10,402	$314,965	$10,402	$482,071
Operating expenses:
Research and development	-	-	-	-	-
Selling, general and administrative expenses	221,916	132,291	84,178	27,173	505,639
Depreciation and amortization expenses	-	-	-	-	-
Total Operating Expenses	221,916	132,291	84,178	27,173	505,639
Operating Income( Loss)	$181,080	$(121,889)	$230,787	$(16,771)	$(23,568)

Investment income, net	$2,946	$5,815	2,450	3,391	$21,964
Interest Expense, net	-	-	-	-	$625
Income(Loss) before taxes	$184,026	$(116,074)	$233,237	$(13,380)	$(2,229)
Income(Loss) tax expense	-	-	-	-	$-
Net Income(Loss)	$184,026	$(116,074)	$233,237	$(13,380)	$(2,229)

Net Income(Loss) per common share-Basics	$0.00	$(0.00)	$0.01	$(0.00)	$(0.00)
Net Income(Loss) per common share-Diluted	$0.00	$(0.00)	$0.01	$(0.00)	$(0.00)

Other comprehensive Income(Loss), net of tax:
Foreign currency translation adjustments	(13,962)	254	485	(6,841)	15,509
Total other comprehensive Income(Loss)	$(13,962)	$254	485	(6,841)	$15,509
Comprehensive Income(Loss)	$170,064	$(115,820)	$233,722	$(20,221)	$13,280

FLURIDA GROUP, INC.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
FOR THE PERIOD ENDED June 30, 2009        (Unaudited)

				Deficit
				Accumulated	Accumulated
			Additional	During the	Other	Total
	Common Stock		Paid-in	Development	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stage	Income (Loss)	Equity

Balance, December 31, 2006				$(1,500)		$(1,500)
Proceeds from sale of common stock @0.001 per share on August 20, 2007	25,997,760	$25,998	$-	$-		$25,998
Issuance of common stocks to shareholders @0.05 per share on December 10, 2007	1,294,000	$1,294	$63,406			$64,700

Adjustment for Exchange rate changes					$(126)	$(126)
Net Income(Loss) for the year ended December 31, 2007				$(19,119)		$(19,119)
Balance, December 31, 2007	27,291,760	$27,292	$63,406	$(20,619)	$(126)	$69,953
Issuance of common stocks to Williams @0.10 per share on April 15, 2008	50,000	$50	$4,950			$5,000
Issuance of common stocks to convert loans @0.10 per share on April 15, 2008	11,649,067	$11,649	$1,153,257			$1,164,906
Adjustment for Exchange rate changes					$29,597	$29,597
Net Income(Loss) for the year ended December 31, 2008				$(165,636)	$-	$(165,636)
Balance, December 31, 2008	38,990,827	$38,991	$1,221,613	$(186,255)	$29,471	$1,103,820
Adjustment for Exchange rate changes					(13,962)	(13,962)
Net Income(Loss) for the period ended June 30, 2009				$184,026		$184,026
Balance, June 30, 2009	38,990,827	$38,991	$1,221,613	$(2,229)	$15,509	$1,273,884

FLURIDA GROUP, INC.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

					Cumulative from
	Six Months Ended		Three Months Ended		December 19, 2006
	June 30		June 30		(Date of Inception)
	2009	2008	2009	2008	to June 30, 2009
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Operating Activities:
Net Income(Loss)	$184,026	$(116,074)	$233,237	$(13,380)	$(2,229)
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash portion of share based legal fee expense	-	5,000	-	5,000	5,000
Increase in Inventory	(674,527)	-	(276,055)	-	(1,321,121)
Increase in account receivable	(1,871,672)	(173,436)	(1,539,651)	(173,436)	(2,351,103)
Decrease in other payable	-	-	-	-	(1,500)
Increase in account payable	2,508,080	197,705	1,930,224	183,370	3,134,948
Increase in credit card payable	263	-	894	-	1,532
Net cash provided by operating activities	$146,170	$(86,806)	$348,649	$1,554	(532,244)
Investing Activities:
Organization cost	-	-	-	-	-
Net cash provided by investing activities	$-	$-	$-	$-	$-
Financing Activities:
Proceeds from issuance of common stock	-	-	-	-	90,698
Repay loans to shareholders	-	(25,066)	-	(25,066)	(25,066)
Proceeds from loan from shareholders	-	11,926	-	11,926	1,191,472
Net cash provided by financing activities	$-	$(13,140)	$-	$(13,140)	$1,257,104
Effect of Exchange Rate on Cash	$(13,962)	$254	$485	$(6,841)	$15,509
Net increase (decrease) in cash and cash equivalents	$132,208	$(99,692)	$349,134	$(18,427)	$738,140
Cash and cash equivalents at beginning of the year	$605,932	$1,249,499	$389,006	$1,168,234	$-
Cash and cash equivalents at end of the period	$738,140	$1,149,807	$738,140	$1,149,807	$738,140

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

The Company’s main business includes sourcing, distribution and marketing of appliance parts in Asia, Europe, North and South America, and Australia.

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

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES

Property, Plant, and Equipment Depreciation

Property, plant, and equipment are stated at cost.  Depreciation is being provided principally by straight line methods over the estimated useful lives of the assets.  As of June 30, 2009, there were no fixed assets in the Company’s balance sheets.

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

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenues

Flurida Group, Inc recognizes revenue from product sales upon shipment, which is the point in time when risk of loss is transferred to the customer, net of estimated returns and allowances.

The Company had total revenue of $ 3,040,753, including $ 2,344,305 consignment sales to Electrolux, and $696,448 sales in 2nd quarter ended at June 30, 2009.

From the period of April to June 2009, the Company sold total quantity of 62,537 icemakers and 598,752 motors to an US company, Electrolux, located at Springfield, TN for $ 2,344,305 as consignment sales.  The icemakers were manufactured and supplied by Zhong Nan Fu Rui; and the motors were manufactured and supplied by Qingdao Fubida Electronics Co., Ltd.  All the icemakers and motors were shipped out at FOB shipping point Qingdao, China.

Also, the company sold total quantity of 61,520 Motor, 17,000 Fan, 6,000 Lamp, 14,920 Dac Box, and 82,188 Magnet to Electrolux Europe for $ 270,045. The magnets were manufactured and supplied by Shanghai Fulu International Trading Co., Ltd.; all the parts were shipped out at FOB shipping point at Shanghai, China.  The motors and other related refrigerator appliance parts were manufactured and supplied by Qingdao Fubida Electronics Co., Ltd., and were shipped out at FOB shipping point at Qingdao, China.

The Company sold total quantity of 90,720 motors to another US company, Master Precision Global (MPG), a sub-assembler to Electrolux, for $348,879. The motors were manufactured and supplied by Qingdao Fubida Electronics Co., Ltd. and shipped out at FOB shipping point at Qingdao, China.

In the 2nd quarter of 2009, the Company sold thermostats, the key parts for icemakers, to Zhong Nan Fu Rui.  The parts were exclusively used for the icemakers purchase order by Electrolux.  Flurida Group purchased the parts from Wako Electronics, Inc., an US Company located at Louisville, KY 40299.  Flurida Group also sold Rocker Switch, the key parts for icemakers, to Zhong Nan Fu Rui.  The parts, Rocker Switch, were exclusively used for the icemakers purchase order by Electrolux.  The Company purchased the parts, Rocker Switch, from CW Industries, an US Company located at Southampton, PA. The total cost for all the parts purchased is $70,268.65.  Then, Flurida Group, Inc. adds averaged 5% margin based on the cost of purchase, so, $ 77,524 were sold and invoiced to Zhong Nan Fu Rui.   Flurida Group, Inc. adopted the cost plus pricing policies.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenues (Continued)

In summary, as of June 30, 2009, the Company incurred the total revenue of $ 4,545,077 which is included $ 3,040,753 from 2nd quarter and $1,504,324 from 1st quarter 2009.  The cost of goods sold is discussed in Note C, Related Party Transactions.

Operating Expense

As of June 30, 2009, the company had a total of $ 221,917 operating expenses, that’s included $ 84,179 operating expense for the period of April to June 2009.

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

At the period ended June 30, 2009, there was only a total $ 1,321,121 consignment inventory for Flurida Group, Inc.

The ending inventory of $ 116,424 for Flurida Group, Inc, 30240 motors that stored in the warehouse of Electrolux, was sold to MPG for $ 122,683 during the period of April to June, 2009.

As a result, there’s no more ending inventory for Flurida Group, Inc at the period ended June 30, 2009.

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

There was $ 37,594 payroll expense for the period of April to June, 2009.

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

NOTE C – RELATED PARTY TRANSACTIONS

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of June 30, 2009, total 32,129,960 shares were issued to officers and directors.  Please see the table below for details:

Name	Total Shares	Total Amount	Percentage
Fenglan Li	165,000	15,750	0.42%
Fuling Li	115,000	10,750	0.29%
Ying Zhong	2,000,000	200,000	5.13%
Gian Franco Barbieri	102,000	9,700	0.26%
Xiaoyong Fu	750,000	75,000	1.92%
Jianfeng Ding & Yaru Huang	28,997,760	325,998	74.37%
Total	32,129,760	$637,197.76	82.39%

* Based on total issued shares as of June 30, 2009: 38,990,827

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – RELATED PARTY TRANSACTIONS (Continue)

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

Flurida Group also purchased the products from suppliers, Qingdao Fubida Electronics Co., Ltd and Shanghai Fulu International Trading Co., Ltd on purchase orders basis.

Qingdao Fubida Electronics Co., Ltd, owned 100% indirectly by Jianfeng Ding and Yaru Huang, husband and wife. Qingdao Fubida Electronics Co., Ltd is a manufacturing company, and it was established in 2003 specializing in home appliance control components and subassemblies manufacturing, and located in Qingdao City, Shandong Province, China. The plant space is around 70,000 sq ft. 14units injection molding machine up to 600 metric tons.

For the period April to June, 2009, Flurida Group, Inc. purchased 62,537 icemakers from Zhong Nan Fu Rui at total cost of $ 699,544 for FOB shipping point at Qingdao, China .  The total parts price of $ 699,544 from Zhong Nan Fu Rui consists of 80% of direct manufacturing materials and labor, 10% of allocated manufacturing overhead, and 10% of profit margin.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – RELATED PARTY TRANSACTIONS (Continued)

Cost of Goods Sold (Continued)

Flurida Group, Inc. also purchased 750,992 motors, 17,000 fans, 6,000 lamps, and 14,920 dac boxes from Qingdao Fubida Electronics Co., Ltd. at total cost of $ 1,941,841 for FOB shipping point at Qingdao, China.

In addition, Flurida Group, Inc. purchased magnets from Shanghai Fulu International Trading Co., Ltd. a trading company established in 2007, located at Shanghai, China, 100% owned indirectly by Jianfeng Ding and Yaru Huang, at total cost of $14,134 for FOB shipping point at Shanghai, China.

To manufacture the related refrigerator appliance parts, Zhong Nan Fu Rui needs key parts made in USA, which were purchased through Flurida Group, Inc. in USA.  The costs of purchasing the parts were $70,268.65 for 2nd quarter 2009.

Therefore, as of June 30, 2009, the Company incurred a total cost of good sold of $ 4,142,081 which is included $ 2,725,787.85 from 2nd quarter and $1,416,293 from 1st quarter 2009.

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

There were no new shares issued during the period ending June 30, 2009.  Therefore, as of June 30, 2009, total shares issued and outstanding are 38,990,827.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E – GOING CONCERN

The Company’s short operating history and accumulated operation loss raise doubt about its ability to continue as a going concern.  The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations.  However, due to the close relationship between the Company and it’s major suppliers, Zhong Nan Fu Rui Mechanical Electronics Manufacturing Co., Ltd., and Qingdao Fubida Electronics Co., Ltd., which are 100% owned directly or indirectly by the founders, Jianfeng Ding & Yaru Huang, Zhong Nan Fu Rui’s and Qingdao Fubida’s current customers can be served by the Company for the same quality of products and services.  Besides, as of June 30, 2009, the cash and cash equivalent balance was $738,140, the management believes that the revenues will be generated and its cash flows will be maintained to cover all its operational costs and the risk of going concern in long term is significantly low.

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

Overview

Our business is the sale of appliance parts in Asia, Europe, North and South America, and Australia.  The main products that we sell to these markets are icemakers, motors, appliance assemblies.

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

☐
Automatic Refrigerator Build-in Icemaker: The automatic refrigerator build-in icemaker is designed for household refrigeration products, such as refrigerator, under-counter refrigerator, freezer to make the ice cubes automatically.

☐
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

☐	Shade Pole Motor and Motor Assembly for Refrigerator or Freezers: The shade pole motor and motor assembly is a key part for refrigerators or freezers.

All of our sales in the six months ended June 30, 2009 were to Electrolux and its affiliates or sub-assemblers.

Results of Operations

For the three months ended June 30, 2009 vs. June 30, 2008.

Revenue

We had $208,107 in gross revenue for the three months ended June 30, 2008.

For the three months ended June 30, 2009, we had revenue of $3,040,753 primarily from appliance parts, motors and icemaker sales including $2,344,305 in consignment sales to Electrolux and $696,448 in sales to other customers, including an affiliate.

From the period of April to June 2009, the Company sold total quantity of 62,537 icemakers and 598,752 motors to an US company, Electrolux, located at Springfield, TN for $ 2,344,305 as consignment sales.  The icemakers were manufactured and supplied by Zhong Nan Fu Rui; and the motors were manufactured and supplied by Qingdao Fubida Electronics Co., Ltd.  All the icemakers and motors were shipped out at FOB shipping point Qingdao, China.

Also, the company sold total quantity of 61,520 Motor, 17,000 Fan, 6,000 Lamp, 14,920 Dac Box, and 82,188 Magnet to Electrolux Europe for $ 270,045. The magnets were manufactured and supplied by Shanghai Fulu International Trading Co., Ltd.; all the parts were shipped out at FOB shipping point at Shanghai, China.  The motors and other related refrigerator appliance parts were manufactured and supplied by Qingdao Fubida Electronics Co., Ltd., and were shipped out at FOB shipping point at Qingdao, China.

The Company sold total quantity of 90,720 motors to another US company, Master Precision Global (MPG), a sub-assembler to Electrolux, for $348,879. The motors were manufactured and supplied by Qingdao Fubida Electronics Co., Ltd. and shipped out at FOB shipping point at Qingdao, China.

In the 2nd quarter of 2009, the Company sold thermostats, the key parts for icemakers, to Zhong Nan Fu Rui.  The parts were exclusively used for the icemakers purchase order by Electrolux.  Flurida Group purchased the parts from Wako Electronics, Inc., an US Company located at Louisville, KY 40299.  Flurida Group also sold Rocker Switch, the key parts for icemakers, to Zhong Nan Fu Rui.  The parts, Rocker Switch, were exclusively used for the icemakers purchase order by Electrolux.  The Company purchased the parts, Rocker Switch, from CW Industries, an US Company located at Southampton, PA. The total cost for all the parts purchased is $70,268.65.  Then, Flurida Group, Inc. adds averaged 5% margin based on the cost of purchase, so, $ 77,524 were sold and invoiced to Zhong Nan Fu Rui.   Flurida Group, Inc. adopted the cost plus pricing policies.

Cost of Revenue

Our Costs of Goods Sold, as we expected will increased slightly due to increasing Chinese Yuan’s currency exchange rate, labor costs, and raw materials.  We anticipate this trend to continue and may adjust our unit price upward to reduce the impact of rising costs.

The cost of goods sold for the three months ended June 30, 2008 was $197,705.  The cost of goods sold for the three months ended June 30, 2009 was $2,725,788 consisting of the following:

The Company’s purchases are primarily from supplier, Zhong Nan Fu Rui Mechanical Electronics Manufacturing Co., Ltd., owned 100% by the founder of the Company, Jianfeng Ding.  Due to Jianfeng Ding, and Yaru Huang, husband and wife, combined hold 74.37% issued common shares for Flurida Group, Inc., the two entities, Flurida Group, Inc., and Zhong Nan Fu Rui Mechanical Electronics Manufacturing Co., Ltd., are under common control according to EITF 02-5.

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

Flurida Group also purchased the products from suppliers, Qingdao Fubida Electronics Co., Ltd and Shanghai Fulu International Trading Co., Ltd on purchase orders basis.

Qingdao Fubida Electronics Co., Ltd, owned 100% indirectly by Jianfeng Ding and Yaru Huang, husband and wife. Qingdao Fubida Electronics Co., Ltd is a manufacturing company, and it was established in 2003 specializing in home appliance control components and subassemblies manufacturing, and located in Qingdao City, Shandong Province, China. The plant space is around 70,000 sq ft. 14 units injection molding machine up to 600 metric tons.

For the period April to June, 2009, Flurida Group, Inc. purchased 62,537 icemakers from Zhong Nan Fu Rui at total cost of $ 699,544 for FOB shipping point at Qingdao, China .  The total parts price of $ 699,544 from Zhong Nan Fu Rui consists of 80% of direct manufacturing materials and labor, 10% of allocated manufacturing overhead, and 10% of profit margin.

Flurida Group, Inc. also purchased 750,992 motors, 17,000 fans, 6,000 lamps, and 14,920 dac boxes from Qingdao Fubida Electronics Co., Ltd. at total cost of $ 1,941,841 for FOB shipping point at Qingdao, China.

In addition, Flurida Group, Inc. purchased magnets from Shanghai Fulu International Trading Co., Ltd. a trading company established in 2007, located at Shanghai, China, 100% owned indirectly by Jianfeng Ding and Yaru Huang, at total cost of $14,134 for FOB shipping point at Shanghai, China.

To manufacture the related refrigerator appliance parts, Zhong Nan Fu Rui needs key parts made in USA, which were purchased through Flurida Group, Inc. in USA.  The costs of purchasing the parts were $70,268.65 for 2nd quarter 2009.

Expense

Our operating expenses consist of selling, general and administrative expenses.

We had $27,173  in expenses in the three months ended June 30, 2008 vs. $84,178 for the three months ended June 30, 2009.  The primary reasons for this increase were increases in payroll and professional expenses from $10,671.00 in the three months ended June 30, 2008 vs. $51,721.34 in the three months ended June 30, 2009, an increase of $41,050.34 due to increased sales activity.  And the increase in travel expense from $4,145 in the three months ended June 30, 2008 vs. $17,063 in the three months ended June 30, 2009, an increase of $12,918 due to increased sales activity.

We expect selling, general, and administrative expenses to increase in future periods as we initiate a number of marketing and promotional activities.

Income Taxes

We are subject to income taxes in the U.S., while the subsidiary in Italy is subject to the income tax laws of Italy.  The representative sales office in China is not subject to Chinese income tax.
We paid no income taxes for the three months ended June 30, 2008 and June 30, 2009 due to the accumulated net operation loss.

Net Income and Loss

Due to the foregoing, we incurred a net loss of ($13,380) for the three month period ended June 30, 2008 and recognized $233,237 of net income for the three month period ended June 30, 2009.

For the six months ended June 30, 2009 vs. June 30, 2008.

Revenue

We had $208,107 revenue for the six months ended June 30, 2008.

As of June 30, 2009, the Company incurred the total revenue of $ 4,545,077 which is included
$3,040,753 from 2nd quarter and $1,504,324 from 1st quarter 2009.

In addition to the information concerning revenues for the three month period ended June 30, 2009, with respect to revenues of $1,504,324 from 1st quarter 2009:

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

Our Cost of Goods Sold for the six months ended June 30, 2008 was $197,705.

As of June 30, 2009, the Company incurred a total cost of good sold of $ 4,142,081 which is included $ 2,725,787.85 from 2nd quarter and $1,416,293 from 1st quarter 2009.

In addition to the cost of goods sold during the second quarter of 2009 described above, we had $1,416,293 in cost of goods sold from 1st quarter 2009 as follows:

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

We had $132,291 in expenses in the six months ended June 30, 2008 vs. $221,916 for the six months ended June 30, 2009, increase of $89,625 for the total operating expenses.  The primary reasons for this increase were increases in payroll expenses from $60,010 in the six months ended June 30, 2008 vs. $90,905.22 in the six months ended June 30, 2009, an increase of 51% due to increased sales and marketing activities; increases in trade shows and travel expense from $4,145 in the six months ended June 30, 2008 vs. $40,682.64 in the six months ended June 30, 2009, an increase of $36.357.64 due to increased sales and marketing activities; and increases in professional fees from $29,412.27 in the six months ended June 30, 2008 vs. $44,327 in the six months ended June 30, 2009, an increase of $14,917.73 due to increased sales and marketing activities.

We expect selling, general, and administrative expenses to increase in future periods as we initiate a number of marketing and promotional activities.

Income Taxes

We are subject to income taxes in the U.S., while the subsidiary in Italy is subject to the income tax laws of Italy.  The representative sales office in China is not subject to Chinese income tax.
We paid no income taxes for the six months ended June 30, 2008 and June 30, 2009 due to the net operation loss.

Net Income and Loss

As a result of the foregoing, we incurred a net loss of ($121,889) for the six month period ended June 30, 2008 and net income of $184,026 for the six month period ended June 30, 2009.

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

Liquidity and Capital Resources

	At June 30	At June 30
	2009	2008

Current Ratio	1.41	11.10
Cash	$738,140	1,149,807
Working Capital	$1,273,884	1,204,038
Total Assets	$4,410,364	1,323,243
Total Liabilities	$3,136,480	119,205

Total Equity	$1,273,884	1,124,038

Total Debt/Equity	2.46	0.11

*Current Ratio = Current Assets /Current Liabilities

** Total Debt / Equity = Total Liabilities / Total Shareholders Equity.

The Company had cash and cash equivalents of $738,140 at June 30, 2009 and the working capital of $1,273,884.

The total debt of $3,136,480 for June 30, 2009 includes the accounts payable of $3,134,948 and credit card payable of $1,532.

Our independent auditor has indicated that there is substantial doubt about our ability to continue as a going concern due to the Company’s short operating history and accumulated operation loss.  The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations.  However, due to the close relationship between the Company and it’s major suppliers, Zhong Nan Fu Rui Mechanical Electronics Manufacturing Co., Ltd., and Qingdao Fubida Electronics Co., Ltd., which are 100% owned directly or indirectly by the founders, Jianfeng Ding & Yaru Huang, Zhong Nan Fu Rui’s and Qingdao Fubida’s current customers can be served by the Company for the same quality of products and services.  Besides, as of June 30, 2009, the cash and cash equivalent balance was $738,140, the management believes that the revenues will be generated and its cash flows will be maintained to cover all its operational costs and the risk of going concern in long term is significantly low.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act (defined below)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud.  A control system, no matter how well conceived and   operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended June 30, 2009 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)                 Unregistered Sales of Equity Securities.

The Registrant did not sell any unregistered securities during the three months ended June 30, 2009.

(b)                 Use of Proceeds.

The Registrant did not sell any unregistered securities during the three months ended June 30, 2009.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

The Registrant did not submit any matters to a vote of its security holders during the three-months ended June 30, 2009.

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

Flurida Group, Inc., a Nevada corporation

Title	Name	Date	Signature
Principal Executive Officer	Jianfeng Ding	August 13, 2009	/s/ Jianfeng Ding

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE
/s/ Jianfeng Ding	Jianfeng Ding	Principal Executive Officer and Director	August 13, 2009
/s/ Yaru Hang	Yaru Hang	Principal Financial Officer and Principal Accounting Officer	August 13, 2009

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

32.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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