Form 10-Q
period 2009-09-30
FLURIDA GROUP INC
filed 2009-11-16
CIK 1430960

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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

Yes ☐ No ☒

As of November 1, 2009 there were 38,990,827 shares issued and outstanding of the registrant’s common stock.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

FLURIDA GROUP, INC.
(A Development Stage Enterprise)

Financial Statements
(Unaudited)

Table of Contents

FLURIDA GROUP, INC.
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEETS

	September 30	December 31
	2009	2008
	( Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,446,945	$605,932
Accounts receivable, net	1,980,046	479,431
Consignment Inventory	1,337,974	646,594
Total Current Assets	$4,764,965	$1,731,957

Property, plant and equipment, net	$-	$-

Other current assets:
Loan to supplier	278,091	-
Accrued Interest receivable	3,691	-
Total Other Current Assets	$281,782	$-

TOTAL ASSETS	$5,046,747	$1,731,957

LIABILITIES & EQUITY
Current liabilities:
Loans from shareholders	$-	$-
Account Payable	3,597,834	$626,868
Credit Card Payable	-	1,269
Total Current Liabilities	$3,597,834	$628,137

Stockholders' Equity:
Common stock, $0.001 par value; 200,000,000 shares authorized; 38,990,827 shares issued and outstanding.	$38,991	$38,991

Paid-in capital	$1,221,613	$1,221,613

Deficit accumulated during the development stage	145,368	(186,255)

Accumulated other comprehensive Income(Loss)	42,941	29,471

Total stockholders' equity	$1,448,913	$1,103,820

TOTAL LIABILITIES & EQUITY	$5,046,747	$1,731,957

FLURIDA GROUP, INC.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF OPERATION

					Cumulative from
	Nine Months Ended		Three Months Ended		December 19, 2006
	September 30		September 30		(Date of Inception)
	2009	2008	2009	2008	to September 30, 2009
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Revenues:	$7,767,522	$916,282	$3,222,445	$708,175	$9,311,389
Cost of Goods Sold	$7,007,089	$867,297	$2,865,007	$669,592	$8,471,881
Gross Profit	$760,433	$48,985	$357,438	$38,583	$839,508
Operating expenses:
Research and development	-	-	-	-	-
Selling, general and administrative expenses	436,133	199,820	214,217	67,529	719,856
Depreciation and amortization expenses	-	-	-	-	-
Total Operating Expenses	436,133	199,820	214,217	67,529	719,856
Operating Income( Loss)	$324,300	$(150,835)	$143,221	$(28,946)	$119,652

Investment income, net	$7,323	$16,671	$4,378	$3,980	$26,341
Interest Expense, net	-	625	-	-	625
Income(Loss) before taxes	$331,623	$(134,789)	$147,599	$(24,966)	$145,368
Income(Loss) tax expense	-	-	-	-	-
Net Income(Loss)	$331,623	$(134,789)	$147,599	$(24,966)	$145,368

Net Income(Loss) per common share-Basics	$0.01	$(0.00)	$0.00	$(0.00)	$0.00
Net Income(Loss) per common share-Diluted	$0.01	$(0.00)	$0.00	$(0.00)	$0.00

Other comprehensive Income(Loss), net of tax:
Foreign currency translation adjustments	13,470	5,652	27,430	(1,705)	42,941
Total other comprehensive Income(Loss)	$13,470	$5,652	$27,430	$(1,705)	$42,941
Comprehensive Income(Loss)	$345,093	$(129,137)	$175,029	$(26,671)	$188,309

FLURIDA GROUP, INC.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
FOR THE PERIOD ENDED September 30, 2009           (Unaudited)

				Deficit
				Accumulated	Accumulated
			Additional	During the	Other	Total
	Common Stock		Paid-in	Development	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stage	Income (Loss)	Equity

Balance, December 31, 2006				$(1,500)		$(1,500)

Proceeds from sale of common stock @0.001 per share on August 20, 2007	25,997,760	$25,998	$-	$-		$25,998

Issuance of common stocks to shareholders @0.05 per share on December 10, 2007	1,294,000	$1,294	$63,406			$64,700

Adjustment for Exchange rate changes					$(126)	$(126)
Net Income(Loss) for the year ended December 31, 2007				$(19,119)		$(19,119)
Balance, December 31, 2007	27,291,760	$27,292	$63,406	$(20,619)	$(126)	$69,953
Issuance of common stocks to Williams @0.10 per share on April 15, 2008	50,000	$50	$4,950			$5,000

Issuance of common stocks to convert loans @0.10 per share on April 15, 2008	11,649,067	$11,649	$1,153,257			$1,164,906

Adjustment for Exchange rate changes					$29,597	$29,597

Net Income(Loss) for the year ended December 31, 2008				$(165,636)	$-	$(165,636)
Balance, December 31, 2008	38,990,827	$38,991	$1,221,613	$(186,255)	$29,471	$1,103,820
Adjustment for Exchange rate changes					13,470	13,470

Net Income(Loss) for the period ended September 30, 2009				$331,623		$331,623
Balance, September 30, 2009	38,990,827	$38,991	$1,221,613	$145,368	$42,941	$1,448,913

FLURIDA GROUP, INC.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF CASH FLOWS

					Cumulative from
	Nine Months Ended		Three Months Ended		December 19, 2006
	September 30		September 30		(Date of Inception)
	2009	2008	2009	2008	to September 30, 2009
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Operating Activities:
Net Income(Loss)	$331,623	$(134,789)	$147,599	$(24,966)	$145,368
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash portion of share based legal fee expense	-	5,000	-	-	5,000
Increase in Consignment Inventory	(691,380)	(324,113)	(16,853)	(137,322)	(1,337,974)
Increase in account receivable	(1,500,615)	(557,499)	371,057	(557,499)	(1,980,046)
Increase in accrued interest receivable	(3,691)	-	(3,691)	-	(3,691)
Decrease in other payable	-	-	-	-	(1,500)
Increase in account payable	2,970,966	301,042	462,886	103,337	3,597,834
Increase in credit card payable	(1,269)	-	(1,532)	-	-
Net cash provided by operating activities	$1,105,634	$(710,359)	$959,466	$(616,450)	$424,991
Investing Activities:
Organization cost	-	-	-	-	-
Net cash provided by investing activities	$-	$-	$-	$-	$-
Financing Activities:
Proceeds from issurance of common stock	-	-	-	-	90,698
Loan to supplier	(278,091)	-	(278,091)	-	(278,091)
Repay loans to shareholders	-	(25,066)	-	-	(25,066)
Proceeds from loan from shareholders	-	11,926	-	-	1,191,472
Net cash provided by financing activities	$(278,091)	$(13,140)	$(278,091)	$-	$979,013
Effect of Exchange Rate on Cash	$13,470	$5,652	$27,430	$(1,705)	$42,941
Net increase (decrease) in cash and cash equivalents	$841,013	$(717,847)	$708,805	$(618,155)	$1,446,945
Cash and cash equivalents at beginning of the period	$605,932	$1,249,499	$738,140	$1,149,807	$-
Cash and cash equivalents at end of the period	$1,446,945	$531,652	$1,446,945	$531,652	$1,446,945

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

Besides USA operation, Flurida Group, Inc. also established one subsidiary in Europe:
Flurida Group European S.R.L (“Flurida European”): Flurida Group European S.R.L. was established on December 28, 2007 and is 100% owned by Flurida Group, Inc.  Flurida European is in the business of trading services, distribution, and marketing of the appliance parts in Europe.  The Flurida European is located at Via locatelli 2, 21010 Vizzola, Ticino, VA-Italy.

The company closed its Flurida Qingdao China office in July, 2009.

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

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of Flurida Group USA and Flurida Group European S.R.L.  All significant intercompany balances and transactions have been eliminated in consolidation.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continue)

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

Foreign Currency Translation

The Company has determined the United States dollars to be its functional currency for Flurida Group USA; People’s Republic of China Chinese Yuan Renminbi to be its functional currency in China; and European Euro to be its functional currency in European business. Assets and liabilities were translated to U.S. dollars at the period-end exchange rate. Statement of operations amounts were translated to U.S. dollars using the first date of each month during the year. Gains and losses resulting from translating foreign currency financial statements are accumulated in other comprehensive income (loss), a separate component of shareholders’ equity.

Property, Plant, and Equipment Depreciation

Property, plant, and equipment are stated at cost.  Depreciation is being provided principally by straight line methods over the estimated useful lives of the assets.  As of September 30, 2009, there were no fixed assets in the Company’s balance sheets.

Stock-Based Compensation

The Company accounts for stock issued for services using the fair value method.  In accordance with Emerging Issues Task Force (“EITF”) 96-98, the measurement date of shares issued for services is the date at which the counterparty’s performance is complete.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continue)

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

The Company had total revenue of $ 3,222,445, including $ 2,530,378 consignment sales to Electrolux, and $692,067 sales in 3rd quarter ended at September 30, 2009.

From the period of July to September 2009, the Company sold total quantity of 63,553 icemakers and 680,400 motors to an US company, Electrolux, located at Springfield, TN for $ 2,530,378 as consignment sales.  The icemakers and motors were manufactured and supplied by Zhong Nan Fu Rui and Qingdao Fubida Electronics Co., Ltd.  All the icemakers and motors were shipped out at FOB shipping point Qingdao, China.

Also, the company sold 748 R600a icemakers to Electrolux Australia for $ 31,222. The icemakers were manufactured and supplied by Zhong Nan Fu Rui, and were shipped out at FOB shipping point at Qingdao, China.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenues (Continue)

Also, the company sold total quantity of 8,960 Motors, 4,032 Dac Boxes, and 14,976 Magnets to Electrolux Hungry for $ 56,212; and sold total quantity of 6,500 Motors, 1,200 Timers, 10,200 Dac Boxes, and 22,284 Magnets to Electrolux Italy for $ 123,009. The magnets and timers were manufactured and supplied by Shanghai Fulu International Trading Co., Ltd.; all the parts were shipped out at FOB shipping point at Shanghai, China.  The motors and other related refrigerator appliance parts were manufactured and supplied by Zhong Nan Fu Rui and Qingdao Fubida Electronics Co., Ltd., and all of those parts were shipped out at FOB shipping point at Qingdao, China.

Also, the company sold some related refrigerator appliance parts to Electrolux North Carolina for $ 4,136. The parts were manufactured and supplied by Zhong Nan Fu Rui, and were shipped out at FOB shipping point at Qingdao, China.

For the period of July to September, the Company sold total quantity of 90,720 motors to another US company, Master Precision Global (MPG), a sub-assembler to Electrolux, for $330,221. And sold total quantity of 15,120 motors to another US company, Stanco Metal Product, Inc,  another sub-assembler to Electrolux, for $ 34,776. The motors were manufactured and supplied by Zhong Nan Fu Rui and Qingdao Fubida Electronics Co., Ltd.  All the motors were shipped out at FOB shipping point Qingdao, China

In the 3rd quarter of 2009, the Company sold thermostats and other related key parts for icemakers and motors, to Zhong Nan Fu Rui and Qingdao Fubida Electronics Co., Ltd. The parts were exclusively used for the icemakers and motors purchase order by Electrolux. Flurida Group purchased the parts from Wako Electronics, Inc., an US Company located at Louisville, KY 40299. Flurida Group also sold Rocker Switch, the key parts for icemakers, to Zhong Nan Fu Rui. The parts, Rocker Switch, were exclusively used for the icemakers purchase order by Electrolux. The Company purchased the parts, Rocker Switch, from CW Industries, an US Company located at Southampton, PA; and also Flurida Group purchased some other related key parts from corporate America, then sold to Zhong Nan Fu Rui and Qingdao Fubida Electronics Co., Ltd. The total cost for all the parts purchased is $94,337. Then, Flurida Group, Inc. adds averaged 5% margin based on the cost of purchase, so, $ 112,490 were sold and invoiced to Zhong Nan Fu Rui and Qingdao Fubida Electronics Co., Ltd. Flurida Group, Inc. adopted the cost plus pricing policies.

In summary, at the nine months period ended September 30, 2009, the Company incurred the total revenue of $ 7,767,522. The cost of goods sold is discussed in Note C, Related Party Transactions.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Operating Expense

For the nine months period ended September 30, 2009 and 2008, the company had a total of $ 436,133 and $ 199,820 operating expenses respectively, that’s included $ 214,217 and $ 67,529 operating expense for the period of April to June 2009 and 2008.

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

At the period ended September 30, 2009, there was a total $ 1,337,974 consignment inventory for Flurida Group, Inc.

And, there’s no ending inventory for Flurida Group, Inc at the period ended September 30, 2009.

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

Start from July 1, 2009, Flurida Qingdao Representative Office was closed, and there’s no more payroll expenses incurred since then. And during the 3rd quarter of 2009, Flurida Group USA hired two employees to taking care of the office and marketing activities.  Therefore, there was total $ 123,204 payroll expense for the period of July to September, 2009.

For the nine months period ended September 30, 2009 and 2008, the company incurred a total of payroll expenses of $ 219,772 and $ 76,000 respectively.

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

NOTE C – RELATED PARTY TRANSACTIONS

Common Shares Issued to Executive and Non-Executive Officers and Directors

At July 23, 2009, the Company's founders Jianfeng Ding and Yaru Huang transferred total 2,000,000 of their common shares to Chuanyun Mu and Xia Liu as a gift. Therefore, as of September 30, 2009, total 30,129,960 shares were issued to officers and directors.  Please see the table below for details:

Name	Total Shares	Total Amount	Percentage
Fenglan Li	165,000	15,750	0.42%
Fuling Li	115,000	10,750	0.29%
Ying Zhong	2,000,000	200,000	5.13%
Gian Franco Barbieri	102,000	9,700	0.26%
Xiaoyong Fu	750,000	75,000	1.92%
Jianfeng Ding & Yaru Huang	26,997,760	323,998	69.24%
Total	32,129,760	$637,197.76	77.26%

* Based on total issued shares as of September 30, 2009: 38,990,827.

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

For the period July to September, 2009, Flurida Group, Inc. purchased icemakers and motors from Zhong Nan Fu Rui at total cost of $ 2,370,797 for FOB shipping point at Qingdao, China .  The total parts price of $ 2,370,797 from Zhong Nan Fu Rui consists of 80% of direct manufacturing materials and labor, 10% of allocated manufacturing overhead, and 10% of profit margin.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – RELATED PARTY TRANSACTIONS (Continued)

Cost of Goods Sold (Continued)

Flurida Group, Inc. also purchased motors, timers, and dac boxes from Qingdao Fubida Electronics Co., Ltd. at total cost of $ 388,202 for FOB shipping point at Qingdao, China.

In addition, Flurida Group, Inc. purchased magnets from Shanghai Fulu International Trading Co., Ltd. a trading company established in 2007, located at Shanghai, China, 100% owned indirectly by Jianfeng Ding and Yaru Huang, at total cost of $11,671 for FOB shipping point at Shanghai, China.

To manufacture the related refrigerator appliance parts, Zhong Nan Fu Rui and Qingdao Fubida Electronics Co., needs key parts made in USA, which were purchased through Flurida Group, Inc. in USA.  The costs of purchasing the parts were $94,337 for 3rd quarter 2009.

Therefore, at the nine months period ended September 30, 2009, the Company incurred a total cost of good sold of $ 7,007,089 which is included $ 2,865,007 from 3rd quarter, $ 2,725,788 from 2nd quarter, and $1,416,293 from 1st quarter 2009.

Loan to Supplier

At July 1st, 2009, Flurida Group, Inc. loan $ 278,091 to the company’s primary supplier, Zhong Nan Fu Rui. The outstanding balance bears interest at 5.31%, pursuant to a written agreement, for the term from July 1st 2009 to June 30th 2010. This receivable was subsequently paid in full during June 2010.

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

NOTE D – SHAREHOLDERS’ EQUITY (Continue)

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

There were no new shares issued during the period ending September 30, 2009.  Therefore, as of September 30, 2009, total shares issued and outstanding are 38,990,827.

NOTE E – GOING CONCERN

The Company’s short operating history and lack of diversified clients basis may raise doubt about its ability to continue as a going concern.  The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations.  However, due to the close relationship between the Company and it’s major suppliers, Zhong Nan Fu Rui Mechanical Electronics Manufacturing Co., Ltd., and Qingdao Fubida Electronics Co., Ltd., which are 100% owned directly or indirectly by the founders, Jianfeng Ding & Yaru Huang, Zhong Nan Fu Rui’s and Qingdao Fubida’s current customers can be served by the Company for the same quality of products and services.  Besides, as of September 30, 2009, the cash and cash equivalent balance was $1,446,945, and there is cumulative profit of $145,368 for the cumulative period from December 19, 2006 (Date of Inception) to September 30, 2009.  The management believes that the revenues will continue be generated and its cash flows will be maintained to cover all its operational costs and the risk of going concern in both short-term and long term is significantly low.

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

Results of Operations

For the three months ended September 30, 2009 vs. September 30, 2008.

Revenue

The Company had total revenue of $ 3,222,445, including $ 2,530,378 consignment sales to Electrolux, and $692,067 sales in 3rd quarter ended at September 30, 2009 compared to total revenue of $  708,175 for the 3rd quarter ended at September 30, 2008.

From the period of July to September 2009, the Company sold total quantity of 63,553 icemakers and 680,400 motors to an US company, Electrolux, located at Springfield, TN for $ 2,530,378 as consignment sales.  The icemakers and motors were manufactured and supplied by Zhong Nan Fu Rui and Qingdao Fubida Electronics Co., Ltd.  All the icemakers and motors were shipped out at FOB shipping point Qingdao, China.

Also, the company sold 748 R600a icemakers to Electrolux Australia for $ 31,222. The icemakers and motors were manufactured and supplied by Zhong Nan Fu Rui, and were shipped out at FOB shipping point at Qingdao, China.

Also, the company sold total quantity of 8,960 Motors, 4,032 Dac Boxes, and 14,976 Magnet to Electrolux Hungry for $ 56,212; and sold total quantity of 6,500 Motors, 1,200 Timers, 10,200 Dac Boxes, and 22,284 Magnets to Electrolux Italy for $ 123,009. The magnets and timer were manufactured and supplied by Shanghai Fulu International Trading Co., Ltd.; all the parts were shipped out at FOB shipping point at Shanghai, China.  The motors and other related refrigerator appliance parts were manufactured and supplied by Zhong Nan Fu Rui and Qingdao Fubida Electronics Co., Ltd., and all of those parts were shipped out at FOB shipping point at Qingdao, China.

Also, the Company sold some related refrigerator appliance parts to Electrolux North Carolina for $ 4,136. The parts were manufactured and supplied by Zhong Nan Fu Rui, and were shipped out at FOB shipping point at Qingdao, China.

For the period of July to September, the Company sold total quantity of 90,720 motors to another US company, Master Precision Global (MPG), a sub-assembler to Electrolux, for $330,221. And sold total quantity of 15,120 motors to another US company, Stanco Metal Product, Inc, a another sub-assembler to Electrolux, for $ 34,776. The motors were manufactured and supplied by Zhong Nan Fu Rui and Qingdao Fubida Electronics Co., Ltd.  All the motors were shipped out at FOB shipping point Qingdao, China

In the 3rd quarter of 2009, the Company sold thermostats and other related key parts for icemakers and motors, to Zhong Nan Fu Rui and Qingdao Fubida Electronics Co., Ltd.  The parts were exclusively used for the icemakers and motors purchase order by Electrolux.  Flurida Group purchased the parts from Wako Electronics, Inc., an US Company located at Louisville, KY 40299.  Flurida Group also sold Rocker Switch, the key parts for icemakers, to Zhong Nan Fu Rui.  The parts, Rocker Switch, were exclusively used for the icemakers purchase order by Electrolux.  The Company purchased the parts, Rocker Switch, from CW Industries, an US Company located at Southampton, PA; and also Flurida Group purchased some other related key parts from corporate America, then sold to Zhong Nan Fu Rui and Qingdao Fubida Electronics Co., Ltd. The total cost for all the parts purchased is $94,337.  Then, Flurida Group, Inc. adds averaged 5% margin based on the cost of purchase, so, $ 112,490 were sold and invoiced to Zhong Nan Fu Rui and Qingdao Fubida Electronics Co., Ltd.   Flurida Group, Inc. adopted the cost plus pricing policies.

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

For the period July to September, 2009, Flurida Group, Inc. purchased icemakers and motors from Zhong Nan Fu Rui at total cost of $ 2,370,797 for FOB shipping point at Qingdao, China .  The total parts price of $ 2,370,797 from Zhong Nan Fu Rui consists of 80% of direct manufacturing materials and labor, 10% of allocated manufacturing overhead, and 10% of profit margin.

Flurida Group, Inc. also purchased motors, timers, and dac boxes from Qingdao Fubida Electronics Co., Ltd. at total cost of $ 388,202 for FOB shipping point at Qingdao, China.

In addition, Flurida Group, Inc. purchased magnets from Shanghai Fulu International Trading Co., Ltd. a trading company established in 2007, located at Shanghai, China, 100% owned indirectly by Jianfeng Ding and Yaru Huang, at total cost of $11,671 for FOB shipping point at Shanghai, China.

To manufacture the related refrigerator appliance parts, Zhong Nan Fu Rui and Qingdao Fubida Electronics Co., needs key parts made in USA, which were purchased through Flurida Group, Inc. in USA.  The costs of purchasing the parts were $94,337 for 3rd quarter 2009.

Therefore, at the three months period ended September 30, 2009, the Company incurred a total cost of good sold of $ 2,865,007 compared to $  669,592 for the three months period ended September 30, 2008.

Expense

Our operating expenses consist of selling, general and administrative expenses.

For the three months period ended September 30, 2009 and 2008, the company had a total of $ 214,217 and $ 67,529 operating expenses respectively. The primary reasons for this increase were increases in payroll expenses from $15990.06 in the three months ended September 30, 2008 vs. $123,203.66 in the three months ended September 30, 2009, an increase of $107,213.60 due to increased sales activity.  And the increase in travel expense from $491.03 in the three months ended September 30, 2008 vs. $8,905.88 in the three months ended September 30, 2009, an increase of $8,414.85 due to increased sales activity.

We expect selling, general, and administrative expenses to increase in future periods as we initiate a number of marketing and promotional activities.

Income Taxes

We are subject to income taxes in the U.S., while the subsidiary in Italy is subject to the income tax laws of Italy.  The representative sales office in China is not subject to Chinese income tax. We paid no income taxes for the three months ended September 30, 2008 and September 30, 2009 due to the accumulated net operation loss.

Net Income and Loss

Due to the foregoing, we incurred a net loss of ($ 24,966) for the three month period ended September 30, 2008 and recognized $  147,599 of net income for the three month period ended September 30, 2009.  For the nine months period ended September 30, 2009 and 2008, the company had a total of $ 331,623 and $ (134,789) net income (loss) respectively.

For the nine months ended September 30, 2009 vs. September 30, 2008.

Revenue

For the nine months period ended September 30, 2009 and 2008, the company had a total revenue of $ 7,767,522 and $ 916,282 respectively.

From the nine months period ended September 30, 2009, the Company sold total quantity of 156,083 icemakers and 1,527,120 motors to an US company, Electrolux, located at Springfield, TN for $ 5,969,792 as consignment sales, compare to the nine months period ended September 30, 2008, the Company sold total quantity of 21,168 icemakers and 181,440 motors to an US company, Electrolux for $ 873,548. The icemakers and motors were manufactured and supplied by Zhong Nan Fu Rui and Qingdao Fubida Electronics Co., Ltd.  All the icemakers and motors were shipped out at FOB shipping point Qingdao, China.

Also, as of September 30, 2009, the company sold 972 icemakers to Electrolux Australia for $ 37,686. The icemakers were manufactured and supplied by Zhong Nan Fu Rui, and were shipped out at FOB shipping point at Qingdao, China.

For the nine months period ended September 30, 2009, the company sold total quantity of 22,400 Motors, 4,052 Dac Boxes, and 74,880 Magnets to Electrolux Hungry for $ 105,123; the company also sold total quantity of 424 Dac Boxes to Electrolux Sweden for $ 1,946; and sold total quantity of 71,760 Motors, 18,600 Fans, 12,830 Lamps, 1,800 Timers, 29,000 Dac Boxes, and 81,828 Magnets to Electrolux Italy for $ 421, 990. The magnets, fans, lamps, and timers were manufactured and supplied by Shanghai Fulu International Trading Co., Ltd.; all the parts were shipped out at FOB shipping point at Shanghai, China.  The motors and other related refrigerator appliance parts were manufactured and supplied by Zhong Nan Fu Rui and Qingdao Fubida Electronics Co., Ltd., and all of those parts were shipped out at FOB shipping point at Qingdao, China.

Also, in the period of January to September, 2009, the Company sold some related refrigerator appliance parts to Electrolux North Carolina for $ 4,136. The parts were manufactured and supplied by Zhong Nan Fu Rui, and were shipped out at FOB shipping point at Qingdao, China.

For the period of January to September,2009, the Company sold total quantity of 241,920 motors to another US company, Master Precision Global (MPG), a sub-assembler to Electrolux, for $916,786. And sold total quantity of 15,120 motors to another US company, Stanco Metal Product, Inc, another sub-assembler to Electrolux, for $ 34,776. The motors were manufactured and supplied by Zhong Nan Fu Rui and Qingdao Fubida Electronics Co., Ltd.  All the motors were shipped out at FOB shipping point Qingdao, China

For the nine months period ended September 30, 2009 and 2008, the Company sold thermostats and other related key parts for icemakers and motors, to Zhong Nan Fu Rui and Qingdao Fubida Electronics Co., Ltd.  The parts were exclusively used for the icemakers and motors purchase order by Electrolux.  Flurida Group purchased the parts from Wako Electronics, Inc., an US Company located at Louisville, KY 40299.  Flurida Group also sold Rocker Switch, the key parts for icemakers, to Zhong Nan Fu Rui.  The parts, Rocker Switch, were exclusively used for the icemakers purchase order by Electrolux.  The Company purchased the parts, Rocker Switch, from CW Industries, an US Company located at Southampton, PA; and also Flurida Group purchased some other related key parts from corporate America, then sold to Zhong Nan Fu Rui and Qingdao Fubida Electronics Co., Ltd.  All the parts were sold to Zhong Nan Fu Rui and Qingdao Fubida Electronics Co., Ltd. For $ 275,286 and $ 42,734 respectively. ..

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

The products the Company will sell are manufactured in China by Zhong Nan Fu Rui Mechanical Electronics Manufacturing Co., Ltd. (“Zhong Nan Fu Rui”).  It was established in 2005 specializing in home appliance components and subassemblies manufacturing, and located in Qingdao City, Shandong Province, China.  On September 18, 2007, amended June 25, 2008 and further amended on August 4, 2008, Flurida Group, Inc. signed a five year distribution agreement with Zhong Nan Fu Rui Mechanical Electronics Manufacturing Co., Ltd.  Zhong Nan Fu Rui is a Chinese manufacturing company owned 100% by Mr. Jianfeng Ding, our president.  Under the terms of the agreement Zhong Nan Fu Rui authorizes Flurida to be its exclusive sales agent for the ice making product lines, including icemaker and ice water dispensing systems all over the world. The ice making product lines shall include the products that Zhong Nan Fu Rui developed before the agreement signed and the products that will be developed solely by Zhong Nan Fu Rui during the term of the agreement. Zhong Nan Fu Rui is the exclusive supplier of the products we sell.  Although the distribution agreement requires that the purchase price we will pay for these products will be comparable to what the Flurida would have paid a non-related party in market price, Mr. Ding may face a conflict in calculating the price the products are sold to Flurida and the determining amount of products the Flurida purchase.  However, because Mr. Ding has a fiduciary duty to Flurida and the shareholders, he has indicated that he will assure strict adherence to this provision of the agreement and will not require Flurida to purchase a quantity of products in excess of that which Flurida can reasonably afford or reasonably expect to sell in within two to nine months of our purchase of the products.

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

During  the nine months period  ended September 30, 2009, Flurida Group, Inc. purchased icemakers and motors from Zhong Nan Fu Rui at total cost of $ 3,469,160 for FOB shipping point at Qingdao, China .  The total parts price of $ 3,469,160 from Zhong Nan Fu Rui consists of 80% of direct manufacturing materials and labor, 10% of allocated manufacturing overhead, and 10% of profit margin.

Flurida Group, Inc. also purchased motors, timers, and dac boxes from Qingdao Fubida Electronics Co., Ltd. at total cost of $ 3,261,574  for FOB shipping point at Qingdao, China.

In addition, Flurida Group, Inc. purchased magnets and other parts from Shanghai Fulu International Trading Co., Ltd. a trading company established in 2007, located at Shanghai, China, 100% owned indirectly by Jianfeng Ding and Yaru Huang, at total cost of $ 31,763 for FOB shipping point at Shanghai, China.

To manufacture the related refrigerator appliance parts, Zhong Nan Fu Rui and Qingdao Fubida Electronics Co., needs key parts made in USA, which were purchased through Flurida Group, Inc. in USA.  The costs of purchasing the parts were $  244,592 for the period of January to September 2009.

Therefore, at the nine months period ended September 30, 2009, the Company incurred a total cost of good sold of $   7,007,089 compared to $    867,297 for the nine  months period ended September 30, 2008.

Expense

Our operating expenses consist of selling, general and administrative expenses.

For the nine months period ended September 30, 2009 and 2008, the company had a total of $   436,133 and $  199,820 operating expenses respectively. The primary reasons for this increase were increases in payroll and professional expenses from $131,144 in the nine months ended September 30, 2008 vs. $270,708 in the nine months ended September 30, 2009, an increase of $139,564 due to increased sales activity.  And the increase in travel expense from $4,636 in the nine months ended September 30, 2008 vs. $35,375 in the nine months ended September 30, 2009, an increase of $30,739 due to increased sales activity.

We expect selling, general, and administrative expenses to increase in future periods as we initiate a number of marketing and promotional activities.

Income Taxes

We are subject to income taxes in the U.S., while the subsidiary in Italy is subject to the income tax laws of Italy.  The representative sales office in China is not subject to Chinese income tax. We paid no income taxes for the nine months ended September 30, 2008 and September 30, 2009 due to the accumulated net operation loss.

Net Income and Loss

Due to the foregoing, we incurred a net loss of  (134,789) for the nine month period ended September 30, 2008 and recognized $  331,623 of net income for the nine month period ended September 30, 2009.

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

Liquidity and Capital Resources

	At September 30	At September 30
	2009	2008

Current Ratio	1.40	4.67
Cash	$1,446,945	531,652
Working Capital	$1,448,913	1,110,721
Total Assets	$5,046,747	1,413,263
Total Liabilities	$3,597,834	302,542

Total Equity	$1,448,913	1,110,722

Total Debt/Equity	2.48	0.27

*Current Ratio = Current Assets /Current Liabilities

** Total Debt / Equity = Total Liabilities / Total Shareholders Equity.

The Company had cash and cash equivalents of $1,446,945 at September 30, 2009 and the working capital of $1,448,913.

The total debt of $3,597,834 for September 30, 2009 that is the amount of accounts payable.

Our independent auditor has indicated that there is substantial doubt about our ability to continue as a going concern due to the Company’s short operating history and accumulated operation loss.  The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations.  However, due to the close relationship between the Company and it’s major suppliers, Zhong Nan Fu Rui Mechanical Electronics Manufacturing Co., Ltd., and Qingdao Fubida Electronics Co., Ltd., which are 100% owned directly or indirectly by the founders, Jianfeng Ding & Yaru Huang, Zhong Nan Fu Rui’s and Qingdao Fubida’s current customers can be served by the Company for the same quality of products and services.  Besides, as of September 30, 2009, the cash and cash equivalent balance was $1,446,945, the management believes that the revenues will be generated and its cash flows will be maintained to cover all its operational costs and the risk of going concern in long term is significantly low.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures to ensure that information required to be disclosed in this quarterly report on Form 10-Q was properly recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.  The Company’s controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers to allow timely decisions regarding required disclosure.   A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at September 30, 2009 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at September 30, 2009, our disclosure controls and procedures are effective.

Changes in internal control over financial reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)                 Unregistered Sales of Equity Securities.

The Registrant did not sell any unregistered securities during the three months ended September 30, 2009.

(b)                 Use of Proceeds.

The Registrant did not sell any unregistered securities during the three months ended September 30, 2009.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

The Registrant did not submit any matters to a vote of its security holders during the three-months ended September 30, 2009.

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

Flurida Group, Inc., a Nevada corporation

Title	Name	Date	Signature
Principal Executive Officer	Jianfeng Ding	November 16, 2009	/s/ Jianfeng Ding

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE
/s/ Jianfeng Ding	Jianfeng Ding	Principal Executive Officer and Director	November 16, 2009
/s/ Yaru Hang	Yaru Hang	Principal Financial Officer and Principal Accounting Officer	November 16, 2009

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

32.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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