Form 10-K
period 2009-12-31
FLURIDA GROUP INC
filed 2010-04-15
CIK 1430960

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes ☐     No ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant (based upon the closing price of the Registrant’s Common Stock as of June 30, 2009) was approximately $1,327,214 (based on 6,861,027 shares of common stock outstanding held by non-affiliates on such date). Shares of the Registrant’s Common Stock held by each executive officer and director and by each entity or person that, to the Registrant’s knowledge, owned 5% or more of the Registrant’s outstanding Common Stock as of December 31, 2009 have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the Registrant’s Common Stock, $0.001 par value, was 38,990,827 shares as of March 31, 2010.

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

Besides USA operation, Flurida Group, Inc. also established one representative office in China and one subsidiary in Europe:

Flurida Group Qingdao Office. (“Flurida Qingdao”): Flurida Group Qingdao Office is registered on December 10, 2007.  It is a representative office on behalf of Flurida Group, Inc. to conduct the business of trading services, distribution, and marketing of the appliance parts in China. The Flurida Group Qingdao Office is located at Room 301, Unit 1, Yulong Building, 19 Miaoling Road, Qingdao, China 266061.  The Company closed its Flurida Qingdao China office in July, 2009.

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

Flurida also supplies the motors and motor assemblies to Electrolux Europe facilities in Italy, Hungary.

In 2009, the Company sold total quantity of 152,684 icemakers and 1,673,784 motors to a US company, Electrolux, located at Springfield, TN for $ 6,401,011 as consignment sales.  The icemakers and motors were manufactured and supplied by Zhong Nan Fu Rui and Qingdao Fubida Electronics Co., Ltd.  All the icemakers and motors were shipped out at FOB shipping point Qingdao, China.

Also, the Company sold 1500 icemakers and VDE to Electrolux Australia for $ 52,924. The icemakers and motors were manufactured and supplied by Zhong Nan Fu Rui, and were shipped out at FOB shipping point at Qingdao, China.

In 2009, the Company sold total quantity of 33,600 Motor, 6,548 Dac Box, and 89,856 Magnet to Electrolux Hungry for $ 155,342; The magnets were manufactured and supplied by Shanghai Fulu International Trading Co., Ltd.; all the parts were shipped out at FOB shipping point at Shanghai, China.  The motors and other related refrigerator appliance parts were manufactured and supplied by Zhong Nan Fu Rui and Qingdao Fubida Electronics Co., Ltd., and all of those parts were shipped out at FOB shipping point at Qingdao, China.

Also, the Company sold total quantity of 73,840 Motor, 3,000 Timer, 39,360 Dac Box, and 103,824 Magnet, 14,830 Lamp, 18,600 Fan to Electrolux Italy for $ 504,437. The magnets and timer were manufactured and supplied by Shanghai Fulu International Trading Co., Ltd.; all the parts were shipped out at FOB shipping point at Shanghai, China.  The motors and other related refrigerator appliance parts were manufactured and supplied by Zhong Nan Fu Rui and Qingdao Fubida Electronics Co., Ltd., and all of those parts were shipped out at FOB shipping point at Qingdao, China.

Also, the Company sold total quantity of 429 Dac Box to Electrolux Sweden for $ 1971. The dac Boxes were manufactured and supplied by Qingdao Fubida Electronics Co., Ltd., and all of those parts were shipped out at FOB shipping point at Qingdao, China.

In 2009, the Company sold total quantity of 272,160 motors to another US company, Master Precision Global (MPG), a sub-assembler to Electrolux, for $1,032,303.

And sold total quantity of 15,120 motors to another US company, Stanco Metal Product, Inc, a another sub-assembler to Electrolux, for $ 34,776. The motors were manufactured and supplied by Zhong Nan Fu Rui and Qingdao Fubida Electronics Co., Ltd.  All the motors were shipped out at FOB shipping point Qingdao, China

Also, the Company sold some related refrigerator appliance parts and 56 icemakers to Electrolux North Carolina for $ 8,583; and sold 1512 motors and 1000 Thermosat to an IL company, Exact Peplacement Parts. The parts were manufactured and supplied by Zhong Nan Fu Rui, and were shipped out at FOB shipping point at Qingdao, China.

Also, the Company sold some related refrigerator appliance parts in US for $ 30,010.  The parts were manufactured and supplied by Zhong Nan Fu Rui and Shanghai Fulu International Trading Co., Ltd.

In 2009, the Company sold thermostats and other related key parts for icemakers and motors, to Zhong Nan Fu Rui, Qingdao Fubida Electronics Co., Ltd, and ChuZhou FuDa Electronics Co., Ltd.  The parts were exclusively used for the icemakers and motors purchase order by Electrolux.  Flurida Group purchased the parts from Wako Electronics, Inc., an US Company located at Louisville, KY 40299.  Flurida Group also sold Rocker Switch, the key parts for icemakers, to Zhong Nan Fu Rui.  The parts, Rocker Switch, were exclusively used for the icemakers purchase order by Electrolux.  The Company purchased the parts, Rocker Switch, from CW Industries, an US Company located at Southampton, PA; and also Flurida Group purchased some other related key parts from corporate America, and then sold to Zhong Nan Fu Rui, Qingdao Fubida Electronics Co., Ltd and ChuZhou FuDa Electronics Co., Ltd. The total cost for all the parts purchased is $278,918.  Then, Flurida Group, Inc. adds averaged 5% - 10% margin based on the cost of purchase, so, $ 312,806 were sold and invoiced to Zhong Nan Fu Rui and Qingdao Fubida Electronics Co., Ltd and ChuZhou FuDa Electronics Co., Ltd

In summary, as of December 31, 2009, the Company incurred the total revenue of $8,547,390 and cost of goods sold $7,747,634 respectively.

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

Shanghai Fulu International Trading Co., Ltd. a trading company established in 2007, located at Shanghai, China, is 100% owned indirectly by Jianfeng Ding and Yaru Huang.

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

Our major competitors in motors for refrigerators or freezers are AO Smith in USA market, EBM in Germany, MES in Switzerland for Europe market, and Hua Yi Co., Ltd. in China market.

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

Item 2.  Description of Property

We rent the following property:

 Flurida Group USA, Inc.

Address: City/State/Zip ：is located at 800 West Fifth Avenue, Suite 210, Naperville, IL 60563.

☐	Number of Square Feet: 1500 Square Feet
☐	Name of Landlord: Eight Hundred Corporate Building Partnership
☐	Term of Lease: ThreeYear （from Oct 1, 2007 to Sep 30, 2010）
☐	Monthly Rental: $1705
☐	Adequate for current needs: ✓ Yes

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

Item 4.       (Removed and Reserved).

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Trading History

Our common stock is quoted on the Over-The-Counter Bulletin Board under the symbol “FLUG.”

Bid Information*

Financial Quarter Ended	High Bid	Low Bid
December 31, 2009	$.55	$.10
September 30, 2009	$.55	$.10
June 30, 2009	$.20	$.10
March 31, 2009	$.20	$.10

* The quotations do not reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

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

Securities Authorized for Issuance Under Equity Compensation Plans

At December 31, 2009, we have one compensation plan in place, entitled 2009 Stock Incentive Plan. This plan was approved by our Board of Directors on July 10, 2009.

Number of Securities to be issued under Plan	Weighted-Average exercise price of outstanding options	Number of securities remaining available for further issuance
5,000,000	$0.60	5,000,000

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

Shanghai Fulu International Trading Co., Ltd. a trading company established in 2007, located at Shanghai, China, 100% owned indirectly by Jianfeng Ding and Yaru Huang.

We sell the following types of appliance parts:

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

☐
Shade Pole Motor and Motor Assembly for Refrigerator or Freezers:  The shade pole motor and motor assembly is a key part for refrigerators or freezers.  Flurida Group Inc’s motor part is designed and specified for the refrigerators or freezers made by Electrolux, an US company located at Springfield, TN. Flurida also supplies the motors and motor assemblies to Electrolux Europe facilities in Italy, Hungary.

In 2009, the Company sold total quantity of 152,684 icemakers and 1,673,784 motors to an US company, Electrolux, located at Springfield, TN for $ 6,401,011 as consignment sales.  The icemakers and motors were manufactured and supplied by Zhong Nan Fu Rui and Qingdao Fubida Electronics Co., Ltd.  All the icemakers and motors were shipped out at FOB shipping point Qingdao, China.

Also, the Company sold 1500 icemakers and VDE to Electrolux Australia for $ 52,924. The icemakers and motors were manufactured and supplied by Zhong Nan Fu Rui, and were shipped out at FOB shipping point at Qingdao, China.

In 2009, , the Company sold total quantity of 33,600 Motor, 6,548 Dac Box, and 89,856 Magnet to Electrolux Hungry for $ 155,342; The magnets were manufactured and supplied by Shanghai Fulu International Trading Co., Ltd.; all the parts were shipped out at FOB shipping point at Shanghai, China.  The motors and other related refrigerator appliance parts were manufactured and supplied by Zhong Nan Fu Rui and Qingdao Fubida Electronics Co., Ltd., and all of those parts were shipped out at FOB shipping point at Qingdao, China.

Also, the Company sold total quantity of 73,840 Motor, 3,000 Timer, 39,360 Dac Box, and 103,824 Magnet, 14,830 Lamp, 18,600 Fan to Electrolux Italy for $ 504,437. The magnets and timer were manufactured and supplied by Shanghai Fulu International Trading Co., Ltd.; all the parts were shipped out at FOB shipping point at Shanghai, China.  The motors and other related refrigerator appliance parts were manufactured and supplied by Zhong Nan Fu Rui and Qingdao Fubida Electronics Co., Ltd., and all of those parts were shipped out at FOB shipping point at Qingdao, China.

Also, the Company sold total quantity of 429 Dac Box to Electrolux Sweden for $ 1971. The dac Boxes were manufactured and supplied by Qingdao Fubida Electronics Co., Ltd., and all of those parts were shipped out at FOB shipping point at Qingdao, China.

In 2009, the Company sold total quantity of 272,160 motors to another US company, Master Precision Global (MPG), a sub-assembler to Electrolux, for $1,032,303.
And sold total quantity of 15,120 motors to another US company, Stanco Metal Product, Inc, a another sub-assembler to Electrolux, for $ 34,776. The motors were manufactured and supplied by Zhong Nan Fu Rui and Qingdao Fubida Electronics Co., Ltd.  All the motors were shipped out at FOB shipping point Qingdao, China

Also, the Company sold some related refrigerator appliance parts and 56 icemakers to Electrolux North Carolina for $ 8,583; and sold 1512 motors and 1000 Thermosat to an IL company, Exact Peplacement Parts. The parts were manufactured and supplied by Zhong Nan Fu Rui, and were shipped out at FOB shipping point at Qingdao, China.

Also, the Company sold some related refrigerator appliance parts in US for $ 30,010.  The parts were manufactured and supplied by Zhong Nan Fu Rui and Shanghai Fulu International Trading Co., Ltd.

In 2009, the Company sold thermostats and other related key parts for icemakers and motors, to Zhong Nan Fu Rui, Qingdao Fubida Electronics Co., Ltd, and ChuZhou FuDa Electronics Co., Ltd.  The parts were exclusively used for the icemakers and motors purchase order by Electrolux.  Flurida Group purchased the parts from Wako Electronics, Inc., an US Company located at Louisville, KY 40299.  Flurida Group also sold Rocker Switch, the key parts for icemakers, to Zhong Nan Fu Rui.  The parts, Rocker Switch, were exclusively used for the icemakers purchase order by Electrolux.  The Company purchased the parts, Rocker Switch, from CW Industries, an US Company located at Southampton, PA; and also Flurida Group purchased some other related key parts from corporate America, and then sold to Zhong Nan Fu Rui, Qingdao Fubida Electronics Co., Ltd and ChuZhou FuDa Electronics Co., Ltd. The total cost for all the parts purchased is $278,918.  Then, Flurida Group, Inc. adds averaged 5% - 10% margin based on the cost of purchase, so, $ 312,806 were sold and invoiced to Zhong Nan Fu Rui and Qingdao Fubida Electronics Co., Ltd and ChuZhou FuDa Electronics Co., Ltd

In summary, as of December 31, 2009, the Company incurred the total revenue of $8,547,390 and cost of goods sold $7,747,634 respectively.

Results of Operations

For the fiscal years ended December 31, 2009 vs. December 31, 2008.

Revenue

We had no revenue for the fiscal year ended December 31, 2007.

For the fiscal year ended December 31, 2008, we had revenue of $1,013,697 from parts, motors and icemaker sales.

For the fiscal year ended December 31, 2009, we had revenue of $ 8,547,390 from the sales of 2,070,016 pieces motors and 153,880 pieces icemakers, 46,337 pieces dac boxes, 193,680 pieces magnet, 3,000 pieces timers, 14,830 pieces lamps, 18,600 pieces fans to the Company’s Europe, North and South America customers.

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

During the year ended December 31, 2008, the Company incurred the total cost of goods sold of $ 963,065 for the purchases of parts, motor, and icemakers for the total sales of $ 1,013,697 to Electrolux, a US Company.

During the year ended December 31, 2009, the Company incurred the total cost of goods sold of $ 7,747,634 for the purchases of parts, motor, and icemakers for the total sales of $ 8,547,390.

Expense

Our expenses consist of selling, general and administrative expenses.

	2009	2008	2007
Expense
Administration Expense	135.00	8,380.10	0.00
Bank Service Charges	1,217.92	1,355.21	199.24
Business operation tax	2,869.80	3,660.87	0.00
Business Registration	764.73	1,022.36	215.00
Certification Fee	47,327.76	3,230.00	0.00
Computer and Internet Expenses	2,664.51	0.00	0.00
Dues and Subscriptions	189.00	0.00	0.00
Edgar SEC Filing fee	2,306.00	6,570.00	0.00
Flurida Europe Operating Expenses	27,032.10	29,959.17	0.00
Fuel charge	368.48	0.00	0.00
GIFT AND PROMOTION	179.93	0.00	0.00
Industry Show	17,517.08	0.00	0.00
Insurance Expense	9,218.70	1,484.17	1,015.60
Meals and Entertainment	2,881.20	0.00	0.00
Office Supplies	3,839.15	68.45	768.66
Organization Cost	0.00	0.00	12,058.00
Parking fee	90.00	0.00	0.00
Payroll Europe	0.00	31,632.82	0.00
Payroll Expense - ER
Federal Unemployment Tax	280.00	0.00	0.00
Hosing public accumulate fund -ER	361.48	1,514.81	0.00
Social insurance-ER	1,785.09	5,019.62	0.00
State Unemployment Tax	1,554.26	0.00	0.00
US Medicare Tax - ER	4,164.77	0.00	0.00
US Social Security Tax -ER	15,836.47	0.00	0.00
Payroll Expense - ER - Other	916.62	3,564.83	0.00
Total Payroll Expense - ER	24,898.69	10,099.26	0.00
Payroll Expenses - EE
Federal Tax Withholding	48,444.80	0.00	0.00
Housing public accumulate fund -EE	361.47	1,514.81	0.00
Net Wage Payment-EE	12,743.33	47,067.93	0.00
Social Insurance-EE	606.06	1,704.19	0.00
Payroll Expense - EE - Other	0.00	568.99	0.00
State Tax Withholding	9,683.45	0.00	0.00
US Medicare Tax -EE	4,164.77	0.00	0.00
US Net Salaries payment - EE	211,381.52	0.00	0.00
US Social Security Tax - EE	15,836.47	0.00	0.00
Total Payroll Expenses - EE	303,221.87	50,855.92	0.00
Postage & Shipping	4,282.19	3,449.18	0.00
Professional Fees
Accounting service	29,000.00	0.00	0.00
Auditing Factory	2,110.00	0.00	0.00
Legal fee	12,600.00	25,250.00	0.00
SEC Auditing	529.00	15,000.00	0.00
Professional Fees - Other	8,688.60	38,883.39	0.00
Total Professional Fees	52,927.60	79,133.39	0.00
Rent Expense	23,701.96	20,580.00	6,115.00
Telephone Expense	5,742.93	1,871.68	332.99
Transfer Agent Service
Set up & Application Fee	1,250.00	1,475.00	0.00
Transfer Agent Service - Other	400.00	0.00	0.00
Total Transfer Agent Service	1,650.00	1,475.00	0.00
Travel Expense
air agent fee	192.19	0.00	0.00
Airfare	29,216.27	3,022.69	0.00
Car Rental	899.33	245.91	0.00
Hotel Expense	16,485.32	2,576.49	0.00
Local Transportation	52.45	0.00	0.00
Travel Expense - Other	5,183.88	840.43	5.81
Total Travel Expense	52,029.44	6,685.52	5.81
Utilities	962.49	0.00	0.00
Total Expense	588,018.53	261,513.10	20,710.30

We had essentially no revenue and $1500 organization cost for setting up Flurida Group, Inc. in the state of Nevada in the fiscal year ended December 31, 2006, and no revenue for 2007 and the organization cost of $12,058.14 incurred for registering Flurida Group European branch in Italy on December 2007, which was expensed by the Company as selling, general, and administrative expense for the year 2007.  Started from January 2008, Qingdao, China representative office hired 7 employees for assisting the operation of the business, and one Sale representative in European branch, which incurred a payroll expense of $ 92,588 for the period end December 31, 2008.  For maintaining and operating the Italy branch, amount of $ 29,959.17 was expensed. Start from July 1, 2009, Flurida Qingdao Representative Office was closed, and there’s no more payroll expenses incurred since then. And Flurida Group USA hired two employees to taking care of the office and marketing activities, which incurred a payroll expense of $ 328,121 for the year end December 31, 2009. For maintaining and operating the Italy branch, amount of $ 27,032 was expensed. In order to increasing the sales in Europe and North America, the Company expensed $ 47,328 certification fees on the products we sold or exported in the period of January 1 to December 31, 2009. Due to the raise of sale volume and customers, the Company had travel expenses of $ 52,029.

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

Net Income (Loss)

We incurred net losses of ($1500) for the period ended December 31, 2006, net loss of ($19,119) for the period ended December 31, 2007 and ($194,079) for the period ended December 31, 2008, and had a net income of $ 191,065 for the period ended December 31, 2009.

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

Liquidity and Capital Resources

Flurida Group, Inc

	At December 31	At December 31	At December 31
	2009	2008	2007

Current Ratio	1.70	2.71	1.06
Cash	$700,959	$605,932	$1,249,499
Working Capital	$1,285,950	$1,075,377	$69,952
Total Assets	$3,116,683	$1,703,514	$1,249,499
Total Liabilities	$1,830,733	$628,137	$1,179,547

Total Equity	$1,285,950	$1,075,377	$69,953

Total Debt/Equity	1.42	0.58	16.86

*Current Ratio = Current Assets /Current Liabilities

** Total Debt / Equity = Total Liabilities / Total Shareholders Equity.

The Company had cash and cash equivalents of $1,249,499 at December 31, 2007 and $ 69,952 of working capital, and $ 605,932 at December 31, 2008 and $ 1,075,377 of working capital and $ 700,959 at December 31, 2009 and $ 1,285,950 of working capital.

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

There were no new shares issued during the period ending December 31, 2009. Therefore, as of December 31, 2009 total shares issued and outstanding are 38,990,827

The total debt of $ 1,830,733 for December 31, 2009 includes $ 1,333,197 account payable to ZNFR Mechanical electronics Co, $ 91,841 account payable to SHFL International Trading co, $ 361,052 account payable to Qingdao Fubida Eletronic Co, other account payable of $ 43,986 and credit card payable of $ 656.

Our independent auditor has indicated that our lack of operating history and financial resources raise substantial doubt about its ability to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations. However, due to the close relationship between the Company and it’s supplier, Zhong Nan Fu Rui, which is 100% owned by the founder, Jianfeng Ding, Zhong Nan Fu Rui’s current customers can be served by the Company for the same quality of products and services. Besides, as of December 31, 2009, the cash and cash equivalent balance was $700,959, so the management believes that the revenues will be generated and its cash flows will be maintained to cover its operational costs and the risk of going concern in long term is significantly low.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8.  Financial Statements

FLURIDA GROUP, INC.
(A Development Stage Enterprise)

Audited Financial Statements

As of December 31, 2009, 2008, and 2007

Table of Contents

Independent Auditor’s Report on the Consolidated Financial Statements	F-2

Balance Sheets	F-3

Statement of Operation	F-4

Shareholders Equity	F-5

Cash Flow Statement	F-6

Notes to Financial Statements	F-7

Independent Registered Public Accounting Firm’s Auditor’s Report on the
Consolidated Financial Statements

Board of Directors and Shareholders of Flurida Group, Inc.

We have audited the accompanying consolidated balance sheets of Flurida Group, Inc. and Subsidiary Companies as of December 31, 2009, 2008, and 2007, and the related consolidated statements of operation, shareholders’ equity, and cash flows for year ended December 31, 2009, 2008, 2007, and the cumulative period from December 19, 2006 (date of inception) through December 31, 2009.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Flurida Group, Inc. and Subsidiary Companies as of December 31, 2009, 2008, and 2007, and the results of its operations and their cash flows for the year ended December 31, 2009, 2008, 2007, and the cumulative period from December 19, 2006 (date of inception) through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note E to the financial statements, the Company’s short operating history and financial resources raise doubt about its ability to continue as a going concern.  The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations.

As discussed in Note F, Error Corrections for the Financial Statements, the Company restated the previously issued financial statements as an error in recognition, presentation, measurement, or disclosure in financial statements resulting from mathematical mistake        based on Statement of Financial Accounting Standards (SFAS) No. 154.  In the previous issued financial statements dated April 6, 2009, the sales revenue for the period January 1, 2008 through December 31, 2008 had a mathematical error, and accordingly financial statements were restated for the fiscal year 2008.

/s/ Enterprise CPAs, Ltd.

Enterprise CPAs, Ltd.

Chicago, IL

April 14, 2010

FLURIDA GROUP, INC.
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEETS
	December 31	December 31	December 31
	2009	2008	2007
		As Adjusted
		(Note F)
ASSETS
Current assets:
Cash and cash equivalents	$700,959	$605,932	$1,249,499
Accounts receivable, net	876,375	479,431	-
Inventory	1,253,869	618,151	-
Total Current Assets	$2,831,203	$1,703,514	$1,249,499

Property, plant and equipment, net	-	-	-

Other assets:
Loan to Supplier	$278,091	$-	$-
Accrued Interest Receivable	7,389	-	-
Total Other Assets	$285,480	$-	$-

TOTAL ASSETS	$3,116,683	$1,703,514	$1,249,499

LIABILITIES & EQUITY
Current liabilities:
Loans from shareholders	$-	$-	$1,179,547
Account Payable	1,830,077	626,868	-
Credit Card Payable	656	1,269	-
Total Current Liabilities	$1,830,733	$628,137	$1,179,547

Stockholders' Equity:
Common stock, $0.001 par value;
200,000,000 shares authorized;
38,990,827 shares issued and outstanding.	$38,991	$38,991	$27,292

Paid-in capital	1,221,613	1,221,613	63,406

Deficit accumulated during the development stage	(23,633)	(214,698)	(20,619)

Accumulated other comprehensive Income(Loss)	48,979	29,471	(126)

Total stockholders' equity	$1,285,950	$1,075,377	$69,953

TOTAL LIABILITIES & EQUITY	$3,116,683	$1,703,514	$1,249,499

FLURIDA GROUP, INC.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF OPERATION
				Cumulative from
				December 19, 2006
				(Date of Inception)
	Year Ended	Year Ended	Year Ended	Through
	December 31,	December 31,	December 31,	December 31,
	2009	2008	2007	2009
		As Adjusted
		(Note F)
Revenues:	$8,547,390	$1,013,697	$-	$9,561,087
Cost of Goods Sold	$7,747,634	$963,065	$-	$8,710,699
Gross Profit	$799,756	$50,632	$-	$850,388
Operating expenses:
Research and development	-	-	-	-

Selling, general and administrative expenses	588,019	261,513	20,710	871,742

Depreciation and amortization expenses	-	-	-	-

Total Operating Expenses	588,019	261,513	20,710	871,742

Operating Income (Loss)	$211,737	$(210,881)	$(20,710)	$(21,354)

Investment income, net	$11,031	$17,427	$1,591	$30,049
Interest Expense, net	-	625	-	$625
Income before taxes	$222,768	$(194,079)	$(19,119)	$8,070
Income tax expense	31,703	-	-	$31,703
Net Income (Loss)	$191,065	$(194,079)	$(19,119)	$(23,633)

Net Income (Loss) per common share-Basics	$0.00	$(0.00)	$(0.00)	$(0.00)
Net Income (Loss) per common share-Diluted	$0.00	$(0.00)	$(0.00)	$(0.00)

Other comprehensive Income(Loss), net of tax:
Foreign currency translation adjustments	19,508	29,597	(126)	48,979
Total other comprehensive Income(Loss)	$19,508	$29,597	$(126)	$48,979
Comprehensive Income (Loss)	$210,573	$(164,482)	$(19,245)	$25,346

FLURIDA GROUP, INC.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
FOR THE PERIOD ENDED DECEMBER 31, 2009
				Deficit
				Accumulated	Accumulated
			Additional	During the	Other	Total
	Common Stock		Paid-in	Development	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stage	Income (Loss)	Equity
Net loss for the year ended December 31 , 2006				$(1,500)		$(1,500)

Balance, December 31, 2006				$(1,500)		$(1,500)

Proceeds from sale of common stock @0.001 per share on August 20, 2007	25,997,760	$25,998	$-	$-		$25,998

Issuance of common stocks to shareholder @0.05 per share on December 10, 2007	1,294,000	$1,294	$63,406			$64,700

Adjustment for Exchange rate changes					$(126)	$(126)

Net loss for the year ended December 31, 2007				$(19,119)		$(19,119)
Balance, December 31, 2007	27,291,760	$27,292	$63,406	$(20,619)	$(126)	$69,953

Issuance of common stocks to Williams @ 0.10 per share on April 15, 2008	50,000	$50	$4,950			$5,000

Issuance of common stocks to convert loans @0.10 per share on April 15, 2008	11,649,067	$11,649	$1,153,257			$1,164,906

Adjustment for Exchange rate changes					$29,597	$29,597

Net Loss for the period ended December 31, 2008				$(194,079)	$-	$(194,079)
Balance, December 31, 2008	38,990,827	$38,991	$1,221,613	$(214,698)	$29,471	$1,075,377

Adjustment for Exchange rate changes					$19,508	$19,508

Net Income for the year ended December 31, 2009				$191,065		$191,065

Balance, December 31, 2009	38,990,827	$38,991	$1,221,613	$(23,633)	$48,979	$1,285,950

FLURIDA GROUP, INC.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF CASH FLOWS
				Cumulative
				from December
				19, 2006 (Date
	Year Ended	Year Ended	Year Ended	of Inception) to
	December 31	December 31	December 31	December 31
	2009	2008	2007	2009
		As Adjusted
		(Note F)
Operating Activities:
Net Income (Loss)	$191,065	$(194,079)	$(19,119)	$(23,633)
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash portion of share based legal fee expense	-	5,000	-	5,000
Inventory	(635,718)	(618,151)	-	(1,253,869)
Loan to supplier	(278,091)	-	-	(278,091)
Increase in accrued interest receivable	(7,389)	-		(7,389)
Increase in account receivable	(396,944)	(479,431)	-	(876,375)
Decrease in other payable	-	(1,500)	-	(1,500)
Increase in account payable	1,203,209	626,868	-	1,830,077
Decrease in credit card payable	(613)	1,269	-	656
Net cash provided by operating activities	$75,519	$(660,024)	$(19,119)	$(605,124)

Investing Activities:
Organization cost	-	-	-
Net cash provided by investing activities	$-	$-	$-	$-

Financing Activities:
Proceeds from issuance of common stock	-	-	90,698	90,698
Proceeds from loan from shareholders	-	-	1,178,046	1,179,546
Repay loans to shareholders	-	(25,066)	-	(25,066)
Proceeds from loan from shareholders	-	11,926	-	11,926
Net cash provided by financing activities	$-	$(13,140)	$1,268,744	$1,257,104

Effect of Exchange Rate on Cash	$19,508	$29,597	$(126)	$48,979
Net increase (decrease) in cash and cash equivalents	$95,027	$(643,567)	$1,249,499	$700,959
Cash and cash equivalents at beginning of the year	$605,932	$1,249,499	$-	$-
Cash and cash equivalents at end of year	$700,959	$605,932	$1,249,499	$700,959

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

Besides USA operation, Flurida Group, Inc. also established one representative office in China and one subsidiary in Europe:

Flurida Group Qingdao Office. (“Flurida Qingdao”): Flurida Group Qingdao Office is registered on December 10, 2007.  It is a representative office on behalf of Flurida Group, Inc. to conduct the business of trading services, distribution, and marketing of the appliance parts in China. The Flurida Group Qingdao Office is located at Room 301, Unit 1, Yulong Building, 19 Miaoling Road, Qingdao, China 266061.  The company closed its Flurida Qingdao China office in July, 2009.

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

Property, Plant, and Equipment Depreciation

Property, plant, and equipment are stated at cost.  Depreciation is being provided principally by straight line methods over the estimated useful lives of the assets.  As of December 31, 2009, there were no fixed assets in the Company’s balance sheets.

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

In 2006, the Company did not issue any shares to any shareholders.  Therefore, in 2006, there are no outstanding common shares available.  The diluted and basics net loss per common share for the period from December 19 (Date of inception) to December 31, 2006, is zero. And the following table I illustrated the calculations for basics and diluted net loss per common share for the year 2007 and 2008. Table II shows the calculations for basics and diluted net loss per common share for the year 2009 and cumulative period from December 19 (Date of inception) through December 31, 2009.

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

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basics and Diluted Net Loss Per Common Share ( Continued)

Year 2008
Basic & Diluted EPS Computation
Net Loss	$(194,079)
Loss available to common stockholders	$(194,079)

Dates	Shares	Fraction of Period	Weighted -
Outstanding	Outstanding	On Daily Basis	Average Shares
January 1, 2008	27,291,760	1	27,291,760
April 15, 2008	11,699,067	260/365	8,333,582
December 31, 2008	0	0	0
Weighted-average shares			35,625,342

Basic & Diluted Net Loss Per Common Share	$(0.01)

Table II

Year 2009
Basic & Diluted EPS Computation

Net Income	$191,065
Income available to common stockholders	$191,065

Dates	Shares	Fraction of Period	Weighted -
Outstanding	Outstanding	On Daily Basis	Average Shares
January 1, 2009	38,990,827	1	38,990,827
December 31, 2009	0	0	0
December 31, 2009			38,990,827

Weighted-average shares	$0.00

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basics and Diluted Net Loss Per Common Share ( Continued)

Cumulative Period From December 19 2006 to December 31, 2009

Basic & Diluted EPS Computation

Net Loss December 31, 2006	$(1,500)
Net Loss December 31, 2007	$(19,119)
Net Loss December 31, 2008	$(194,079)
Net Income December 31, 2009	$191,065
Loss available to common stockholders	$(23,633)

Dates	Shares	Fraction of Period	Weighted -
Outstanding	Outstanding	On Daily Basis	Average Shares

December 19, 2006	0	0	0

August 20, 2007	25,997,760	864/1107	20,290,935

December 24, 2007	1,294,000	737/1107	861498

April 15, 2008	11,699,067	625/1107	6,605,164

December 31, 2009	0	0	0

Weighted-average shares			27,757,597

Basic & Diluted Net Loss Per Common Share	$(0.00)

The equation from computing basic and diluted EPS is:

Income available to common shareholders/Weighted-average shares

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenues Recognition

Net revenues include sales of appliance parts in Asia, Europe, and North America. Flurida Group, Inc recognizes revenue for these products when it is realized or realizable and earned. Revenue is considered realized and earned when persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the Company’s fee to its customer is fixed or determinable; and collection of the resulting receivable is reasonably assured.

Revenues are recognized from product sales upon shipment, which is the point in time when risk of loss is transferred to the customer, net of estimated returns and allowances.

As of December 31, 2009, the Company had total revenue of $ 8,547,390, including $ 6,401,011 consignment sales to Electrolux, and $ 2,146,379 sales.

In 2009, the Company sold total quantity of 152,684 icemakers and 1,673,784 motors to an US company, Electrolux, located at Springfield, TN for $ 6,401,011 as consignment sales.  The icemakers and motors were manufactured and supplied by Zhong Nan Fu Rui and Qingdao Fubida Electronics Co., Ltd.  All the icemakers and motors were shipped out at FOB shipping point Qingdao, China.

Also, the company sold 1500 icemakers and VDE to Electrolux Australia for $ 52,924. The icemakers and motors were manufactured and supplied by Zhong Nan Fu Rui, and were shipped out at FOB shipping point at Qingdao, China.

In 2009, , the company sold total quantity of 33,600 Motor, 6,548 Dac Box, and 89,856 Magnet to Electrolux Hungry for $ 155,342; The magnets were manufactured and supplied by Shanghai Fulu International Trading Co., Ltd.; all the parts were shipped out at FOB shipping point at Shanghai, China.  The motors and other related refrigerator appliance parts were manufactured and supplied by Zhong Nan Fu Rui and Qingdao Fubida Electronics Co., Ltd., and all of those parts were shipped out at FOB shipping point at Qingdao, China.

Also, the company sold total quantity of 73,840 Motor, 3,000 Timer, 39,360 Dac Box, and 103,824 Magnet, 14,830 Lamp, 18,600 Fan to Electrolux Italy for $ 504,437. The magnets and timer were manufactured and supplied by Shanghai Fulu International Trading Co., Ltd.; all the parts were shipped out at FOB shipping point at Shanghai, China.  The motors and other related refrigerator appliance parts were manufactured and supplied by Zhong Nan Fu Rui and Qingdao Fubida Electronics Co., Ltd., and all of those parts were shipped out at FOB shipping point at Qingdao, China.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenues Recognition (Continued)

Also, the company sold total quantity of 429 Dac Box to Electrolux Sweden for $ 1971. The dac Boxes were manufactured and supplied by Qingdao Fubida Electronics Co., Ltd., and all of those parts were shipped out at FOB shipping point at Qingdao, China.

In 2009, the Company sold total quantity of 272,160 motors to another US company, Master Precision Global (MPG), a sub-assembler to Electrolux, for $1,032,303. And sold total quantity of 15,120 motors to another US company, Stanco Metal Product, Inc, a another sub-assembler to Electrolux, for $ 34,776. The motors were manufactured and supplied by Zhong Nan Fu Rui and Qingdao Fubida Electronics Co., Ltd.  All the motors were shipped out at FOB shipping point Qingdao, China

Also, the company sold some related refrigerator appliance parts and 56 icemakers to Electrolux North Carolina for $ 8,583; and sold 1512 motors and 1000 Thermosat to an IL company, Exact Peplacement Parts. The parts were manufactured and supplied by Zhong Nan Fu Rui, and were shipped out at FOB shipping point at Qingdao, China.

Also, the company sold some related refrigerator appliance parts in US for $ 30,010.  The parts were manufactured and supplied by Zhong Nan Fu Rui and Shanghai Fulu International Trading Co., Ltd.

In 2009, the Company sold thermostats and other related key parts for icemakers and motors, to Zhong Nan Fu Rui, Qingdao Fubida Electronics Co., Ltd, and ChuZhou FuDa Electronics Co., Ltd. The parts were exclusively used for the icemakers and motors purchase order by Electrolux. Flurida Group purchased the parts from Wako Electronics, Inc., an US Company located at Louisville, KY 40299. Flurida Group also sold Rocker Switch, the key parts for icemakers, to Zhong Nan Fu Rui. The parts, Rocker Switch, were exclusively used for the icemakers purchase order by Electrolux. The Company purchased the parts, Rocker Switch, from CW Industries, an US Company located at Southampton, PA; and also Flurida Group purchased some other related key parts from corporate America, and then sold to Zhong Nan Fu Rui, Qingdao Fubida Electronics Co., Ltd and ChuZhou FuDa Electronics Co., Ltd. The total cost for all the parts purchased is $278,918. Then, Flurida Group, Inc. adds averaged 5% - 10% margin based on the cost of purchase, so, $ 312,806 were sold and invoiced to Zhong Nan Fu Rui and Qingdao Fubida Electronics Co., Ltd and ChuZhou FuDa Electronics Co., Ltd

In summary, as of December 31, 2009, the Company incurred the total revenue of $8,547,390 and cost of goods sold $7,747,634 respectively. The cost of goods sold is also discussed in details in Note C, Related Party Transactions.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventory

Inventories are stated at the lower of cost or market with cost being determined on a first-in, first-out basis.

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

At the year ended December 31, 2008, there’s total $ 618,151 inventory for the Company that had sold out in the 1st quarter of 2009.

At the year ended December 31, 2009, there was $ 1,253,869 inventory for Flurida Group, Inc.

As of December 31, 2009, there were 39,372 icemakers and 61,992 motors in Electrolux Juarez warehouse for $ 602,091 as of consignment inventory.

Also, there were 122,472 motors in Electrolux Anderson warehouse for $ 293,071 as of consignment inventory.

The company also had 151,200 motor at total cost of $ 358,706 that had been shipped out at FOB shipping point Qingdao, China. Those purchases haven’t considered as a sale or a consignment inventory at the year ended December 31, 2009. Therefore, it’s the inventory of $ 358,706 for Flurida Group, Inc.

As a result, the company had total of $ 1,253,869 inventory in the fiscal year end of 2009.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Payroll Expense

Beginning at 2008, Flurida Qingdao’s Representative office hired 7 full time employees to take care of daily management and administrative activities for the Company.  Flurida Group USA began to have payroll for officers at January 2009.

Start from July 1, 2009, Flurida Qingdao Representative Office was closed, and there’s no more payroll expenses incurred since then. And Flurida Group USA hired two employees to taking care of the office and marketing activities.

The consolidated total payroll expense for the year ended December 31, 2009 and 2008 was listed as follows:
	2009	2008
Payroll - Europe	-	31,632.82
Payroll Expense - ER
Federal Unemployment Tax	280.00	-
Hosing public accumulate fund -ER	361.48	1,514.81
Social insurance-ER	1,785.09	5,019.62
State Unemployment Tax	1,554.26	-
US Medicare Tax - ER	4,164.77	-
US Social Security Tax -ER	15,836.47	-
Payroll Expense - ER - Other	916.62	3,564.83
Total Payroll Expense - ER	24,898.69	10,099.26
Payroll Expenses - EE
Federal Tax Withholding	48,444.80	-
Housing public accumulate fund -EE	361.47	1,514.81
Net Wage Payment-EE	12,743.33	47,067.93
Payroll Expense - EE - Other	-	568.99
Social Insurance-EE	606.06	1,704.19
State Tax Withholding	9,683.45	-
US Medicare Tax -EE	4,164.77	-
US Net Salaries payment - EE	211,381.52	-
US Social Security Tax - EE	15,836.47	-
Total Payroll Expenses - EE	303,221.87	50,855.92

Total Payroll Expenses	328,120.56	92,588.00

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

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Operating Expense

For the year ended December 31, 2009, 2008, and 2007, the company had a total of $ 588,019, $261,513, and $ 20,710 operating expenses respectively.

Comprehensive Income

The company’s comprehensive income is comprised of net income, unrealized gains and losses on marketable securities classified foreign currency translation adjustments, and unrealized gains and losses on derivative financial instruments related to foreign currency hedging.

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

Accrued Interest Receivable

In July 1st, 2009, the company loan $ 278,090 to its main supplier Zhong Nan Fu Rui Mechanical electronics Co., Ltd at interest rate of 5.31%, term July 1, 2009 to June 30, 2010. As of December 31, 2009, total of $ 7,389 accrued interest receivable was incurred.

Account Payable

As of December 31, 2009, and 2008, the company had a total of $ 1,830,077, and $ 626,868 account payable respectively.

 For the amount of $ 1,830,077 was included $ 1,333,197 was due to ZNFR Mechanical electronics Co, $ 91,841 was duo to SHFL International Trading co, $ 361,052 was due to Qingdao Fubida Eletronic Co, and other account payable of $ 43,986.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

Business Combinations —The new guidance on business combinations retains the underlying concepts of the previously issued standard in that the acquirer of a business is required to account for the business combination at fair value. As with previous guidance, the assets and liabilities of the acquired business are recorded at their fair values at the date of acquisition. The excess of the purchase price over the estimated fair values are recorded as goodwill. The new pronouncement results in some changes to the method of applying the acquisition method of accounting for business combinations in a number of significant aspects. Under the new guidance, all acquisition costs are expensed as incurred and in-process research and development costs are recorded at fair value as an indefinite-lived intangible asset. Prior to the adoption, in-process research and development costs were immediately expensed and acquisition costs were capitalized. Further, the new guidance generally requires restructuring charges associated with a business combination to be expensed subsequent to the acquisition date.

Fair Value Measurements and Disclosures — The pronouncements define fair value, establish guidelines for measuring fair value, and expand disclosures regarding fair value measurements.

Derivative Instruments and Hedging Activities — The pronouncement requires additional disclosures about the objectives of derivative instruments and hedging activities, the method of accounting for such instruments, and a tabular disclosure of the effects of such instruments and related hedged items on Financial Statements. The pronouncement does not change the accounting treatment for derivative instruments.

Variable Interest Entities and Transfers of Financial Assets and Extinguishments of Liabilities — The pronouncement on transfers of financial assets and extinguishments of liabilities removes the concept of a qualifying special-purpose entity and removes the exception from applying variable interest entity accounting to qualifying special-purpose entities. The new guidance on variable interest entities requires an entity to perform an ongoing analysis to determine whether the entity’s variable interest or interests give it a controlling financial interest in a variable interest entity. The pronouncements are effective for fiscal years beginning after November 15, 2009.

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

* Based on total issued shares as of December 31, 2008: 38,990,827

At July 23, 2009, the Company's founders Jianfeng Ding and Yaru Huang transferred total 2,000,000 of their common shares to Chuanyun Mu and Xia Liu as a gift. Therefore, as of December 31, 2009, total 30,129,960 shares were issued to officers and directors.  Please see the table below for details:

Name	Total Shares	Total Amount	Percentage
Fenglan Li	165,000	15,750	0.42%
Fuling Li	115,000	10,750	0.29%
Ying Zhong	2,000,000	200,000	5.13%
Gian Franco Barbieri	102,000	9,700	0.26%
Xiaoyong Fu	750,000	75,000	1.92%
Jianfeng Ding & Yaru Huang	26,997,760	323,998	69.24%
Total	30,129,760	$635,198	77.26%

* Based on total issued shares as of December 31, 2009: 38,990,827.

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

Shanghai Fulu International Trading Co., Ltd. a trading company established in 2007, located at Shanghai, China, 100% owned indirectly by Jianfeng Ding and Yaru Huang.

At the year ended 2008, the Company had ending inventory of $ 618,151 that was purchased from Zhong Nan Fu Rui, include 17,640 icemakers and 119,448 motor. And all of those had been sold in the 1st quarter 2009, and the same amount $ 618,151 of cost of good sold was incurred in year 2009.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – RELATED PARTY TRANSACTIONS (Continued)

Cost of Goods Sold ( Continued)

In 2009, Flurida Group, Inc. purchased 170,924 icemakers and 1,006,372 motors from Zhong Nan Fu Rui at total cost of $ 4,506,418 for FOB shipping point at Qingdao, China. In the period of January 1 to December 31, 2009, the company had sold 824,148 motors and 136,700 icemakers, and the cost of good sold was $ 3,5,24,053.

The total parts price from Zhong Nan Fu Rui consists of 80% of direct manufacturing materials and labor, 10% of allocated manufacturing overhead, and 10% of profit margin.

Flurida Group, Inc. also purchased 1,247,380 motors,14,830 lamps, 50 icemakers, 18,600 fans, 15,156 magnets, and 46,337 dac boxes from Qingdao Fubida Electronics Co., Ltd. at total cost of $ 3,474,445 for FOB shipping point at Qingdao, China. In the period of January 1 to December 31, 2009, the company had sold 1,156,660 motors and 50 icemakers, 18,600 fans, 14,830 lamps, 15,156 magnets, and 46,337 dac boxes and the cost of good sold was $ 3,256,052.

In addition, Flurida Group, Inc. purchased 178, 524 magnets, 4998 icemakers, and 3000 timers from Shanghai Fulu International Trading Co., Ltd., at total cost of $123,570 for FOB shipping point at Shanghai, China. In the period of January 1 to December 31, 2009, the company had sold 210 icemakers, 178,524 magnets, and 3,000 timers and the cost of good sold was $ 70,459.

To manufacture the related refrigerator appliance parts, Zhong Nan Fu Rui and Qingdao Fubida Electronics Co., needs key parts made in USA, which were purchased through Flurida Group, Inc. in USA.  The costs of purchasing the parts were $ 278,918 in 2009.

Therefore, in the year ended December 31, 2009, the Company incurred a total cost of good sold of $ 7,747,634.

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

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D – SHAREHOLDERS’ EQUITY

During the year ended December 31, 2008, Flurida Group, Inc has issued total 11,699,067 new shares on April 15, 2008, including 11,649,067 shares issued to loan holders who converted all the loans to common shares. At the year ended December 31, 2008, Flurida Group, Inc. incurred net loss of $ (194,079). Therefore, the total stockholders’ equity balance at December 31, 2008 was $ 1,075,377.

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

There were no new shares issued during the period ending December 31, 2009.  .

Therefore, as of December 31, 2009 total shares issued and outstanding are 38,990,827.

NOTE E – GOING CONCERN

The Company’s short operating history and financial resources raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations.  In 2009, the Company generated sales revenue of $8,547,390, and cumulative net income of $25,346 from December 19, 2006 (date of inception) through December 31, 2009.  The Company’s single most concentrated customer is Electrolux located in various countries.  If Electrolux discontinue the purchase which may be very unlikely in neare future, the Company may face the ability to continue as a going concern.  However, due to the close relationship between the Company and it’s suppliers, Zhong Nan Fu Rui and Qingdao Fubida Electronics Co., which are 100% owned by the founder, Jianfeng Ding, Zhong Nan Fu Rui and Qingdao Fubida Electronics Co.’s current customers can be served by the Company for the same quality of products and services.  Besides, as of December 31, 2009, the cash and cash equivalent balance was $700,959 , the management believes that the revenues will be generated and its cash flows will be maintained to cover its operational costs and the risk of going concern in long term is significantly low.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F – ERROR CORRECTION FOR FINANCIAL STATEMENT

In the previous issued audited financial statements dated April 6, 2009, the Sales Revenue incurred for the period January 1, 2008 through December 31, 2008, was recognized when the products were delivered into customer’s warehouse, which include some consignment inventories of the Company that the title of the products might not be transferred to the customer yet.  In accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,”: Revenue is considered realized and earned when persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the Company’s fee to its customer is fixed or determinable; and collection of the resulting receivable is reasonably assured; revenues are recognized from product sales upon shipment, which is the point in time when risk of loss is transferred to the customer, net of estimated returns and allowances. Therefore, the comparative financial statements of prior periods have been adjusted to apply the correct method retrospectively.  The following financial statement line items for the period January 1, 2008 through December 31, 2008 was affected by the change of the financial data.

Also in the following Consolidated Balance Sheets, as of December 31, 2008, the error in the previous issued financial statement has adjusted.   The total inventory was corrected to $ 618,151; therefore, the total current assets were $ 1,703,514.  And the deficit accumulated was adjusted to $ (214,698); therefore, the total stockholder’s equity was $ 1,075,377.

FLURIDA GROUP, INC.
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEETS

	December 31	December 31
	2008	2008
	As Reported	As Adjusted
ASSETS
Current assets:
Cash and cash equivalents	$605,932	$605,932
Accounts receivable, net	479,431	479,431
Total Current Assets	$1,085,363	$1,085,363

Property, plant and equipment, net	-	-

Other assets
Consignment Inventory	$530,170	$501,727
Inventory	116,424	116,424
Total Other Assets	$646,594	$618,151

TOTAL ASSETS	$1,731,957	$1,703,514

LIABILITIES & EQUITY
Current liabilities:
Account Payable	626,868	626,868
Credit Card Payable	$1,269	$1,269
Total Current Liabilities	$628,137	$628,137

Stockholders' Equity:
Common stock, $0.001 par value;
200,000,000 shares authorized;
38,990,83 shares issued and outstanding.	$38,991	$38,991

Paid-in capital	1,221,613	1,221,613

Deficit accumulated during the development stage	(186,255)	(214,698)

Accumulated other comprehensive Income	29,471	29,471

Total stockholders' equity	$1,103,820	$1,075,377

TOTAL LIABILITIES & EQUITY	$1,731,957	$1,703,514

FLURIDA GROUP, INC.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF LOSS

	Year Ended	Year Ended
	December 31,	December 31,
	2008	2008
	As Reported	As Adjusted
Revenues:	$1,543,867	$1,013,697
Cost of Goods Sold	$1,464,792	$963,065
Gross Profit	$79,075	$50,632
Operating expenses:
Research and development	-	-

Selling, general and administrative expenses	261,513	261,513

Depreciation and amortization expenses	-	-

Total Operating Expenses	261,513	261,513

Operating Loss	$(182,438)	$(210,881)

Investment income, net	$17,427	$17,427
Interest Expense, net	625	625
Loss before income taxes	(165,636)	(194,079)
Loss tax expense	-	-
Net Loss	$(165,636)	$(194,079)

Net Loss per common share-Basics	$(0.00)	$(0.00)
Net Loss per common share-Diluted	$(0.00)	$(0.00)

Other comprehensive Income(Loss), net of tax:
Foreign currency translation adjustments	29,597	29,597
Total other comprehensive Income	29,597	29,597
Comprehensive Loss	$(136,039)	$(164,482)

FLURIDA GROUP, INC.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
FOR THE PERIOD ENDED DECEMBER 31, 2008

				Deficit
(As Adjusted)				Accumulated	Accumulated
			Additional	During the	Other	Total
	Common Stock		Paid-in	Development	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stage	Income (Loss)	Equity
Net loss for the year ended December 31 , 2006				$(1,500)		$(1,500)

Balance, December 31, 2006				$(1,500)		$(1,500)

Proceeds from sale of common stock @0.001 per share on August 20, 2007	25,997,760	$25,998	$-	$-		$25,998

Issuance of common stocks to shareholders @0.05 per share on December 10, 2007	1,294,000	$1,294	$63,406			$64,700

Adjustment for Exchange rate changes					$(126)	$(126)

Net loss for the year ended December 31, 2007				$(19,119)		$(19,119)

Balance, December 31, 2007	27,291,760	$27,292	$63,406	$(20,619)	$(126)	$69,953

Issuance of common stocks to Williams @0.10 per share on April 15, 2008	50,000	$50	$4,950			$5,000

Issuance of common stocks to convert loans @0.10 per share on April 15, 2008	11,649,067	$11,649	$1,153,257			$1,164,906

Net Loss for the period ended December 31, 2008				$(194,079)	$29,597	$(164,482)

Balance, December 31, 2008	38,990,827	$38,991	$1,221,613	$(214,698)	$29,471.23	$1,075,377

FLURIDA GROUP, INC.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended	Year Ended
	December 31	December 31
	2008	2008
	As Reported	As Adjusted
Operating Activities:
Net Loss	$(165,636)	$(194,079)

Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash portion of share based legal fee expense	5,000	5,000
Consignment Inventory	(530,170)	(501,727)
Inventory	(116,424)	(116,424)
Increase in account receivable	(479,431)	(479,431)
Decrease in other payable	(1,500)	(1,500)
Increase in account payable	626,868	626,868
Increase in credit card payable	1,269	1,269
Net cash provided by operating activities	$(660,024)	$(660,024)

Investing Activities:
Organization cost	-	-
Net cash provided by investing activities	$-	$-

Financing Activities:
Proceeds from issuance of common stock	-	-
Repay loans to shareholders	(25,066)	(25,066)
Proceeds from loan from shareholders	11,926	11,926
Net cash provided by financing activities	(13,140)	(13,140)

Effect of Exchange Rate on Cash	$29,597	$29,597
Net increase (decrease) in cash and cash equivalents	$(643,567)	$(643,567)
Cash and cash equivalents at beginning of the year	$1,249,499	$1,249,499
Cash and cash equivalents at end of year	$605,932	$605,932

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosures

None

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer/Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2009. Based upon such evaluation, the Chief Executive Officer/ Chief Financial Officer has concluded that, as of December 31, 2009, the Company’s disclosure controls and procedures were effective. This conclusion by the Company’s Chief Executive Officer/ Chief Financial Officer does not relate to reporting periods after December 31, 2009.

Management’s Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, due to our financial situation, we will be implementing further internal controls as we become operative so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on its evaluation as of December 31, 2009, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2009. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2009, that materially affected, or is reasonably likely to materially affect, the Company s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Directors and Officers

The board of directors elects our executive officers annually.  A majority vote of the directors who are in office is required to fill vacancies.  Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. Our director and executive officer is as follows:

Name	Age	Position
Jianfeng Ding	52	Chairman of the Board, President, and CEO
Yaru Huang	41	Chief Financial Officer and Chief Accounting Officer
Xiaoyong Fu	47	Director
Ying Zhong	37	Chief Representative, Director

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

Family Relationships

Jianfeng Ding and Yaru Huang are husband and wife.

Legal Proceedings

No officer, director, promoter or significant employee has been involved in the last five years in any of the following:

	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);


Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and


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

Compliance with Section 16(a) of the Exchange Act

Compliance is not required.

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Principal Executive Officer, our two most highly compensated executive officers other than our PEO who occupied such position at the end of our latest fiscal year and up to two additional executive officers who would have been included in the table below except for the fact that they were not executive officers at the end of our latest fiscal year, by us, or by any third party where the purpose of a transaction was to furnish compensation, for all services rendered in all capacities to us or our subsidiary for the latest two fiscal years ended December 31, 2009, and December 31, 2008.

Name	Title	Year	Salary	Bonus	Stock awards	Option awards	Non equity incentive plan compensation	Non qualified deferred compensation	All other compensation	Total
Jianfeng Ding	Chairman CEO	2008	0	0	0	0	0	0	0	0
		2009	150,000	0	0	0	0	0	0	0
Yaru Huang	CFO	2008	0	0	0	0	0	0	0	0
		2009	60,000	0	0	0	0	0	0	0
Ying Zhong	Chief Representative	2008 2009	0 40,000

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

Employment period is three years from December 2006 to December 2009.  Annual salary will be $150,000 starting to pay at January, 2009.  The salaries accrued from December 2006 and December 2008 will be waived by Jianfeng Ding.  Accordingly, there is no salary payment for Jianfeng Ding in 2006, 2007, and 2008, respectively.

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

4.              Supervise and manage the finances of the subsidiaries of the Company. Employment period is three years from December 2006 to December 2009. Annual salary will be $60,000 starting to pay at January, 2009.

The salaries accrued from December 2006 to December 2008 will be waived by Yaru Huang. Accordingly, there is no salary payment for Yaru Huang in 2006, 2007, and 2008, respectively.

Employment period is three years from December 2006 to December 2009.  Annual salary will be $60,000 starting to pay at January, 2009.

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

Employment period is three years from October 2007 to October 2010.  Annual salary will be $60,000 starting to pay at April, 2009.  The salaries accrued from October 2007 to December 2008 will be waived by Ying Zhong.  Accordingly, there is no salary payment for Ying Zhong in 2007, and 2008, respectively.

Gian Franco Barbieri, General Manager of Flurida Europe.

Main responsibilities of the position are as follows:

1.	In charge of general management of Europe Flurida SRS.
2.	Report to CEO about decisions regarding human resource, financing, marketing, manufacturing, and customer services. Take charge of the allocation of all the resources in Europe Flurida.

Employment period is three years from January 2008 to December 2010. The annual salaries of $20,000 for the above employees will be paid starting on January 1, 2010.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END December 31, 2009

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

No option awards, unexercised options, unvested stock awards or equity incentive plan awards were granted to our named executive officers during fiscal year ended at December 31, 2009.

Director Compensation

The following table summarizes the compensation paid to Flurida Group’ directors for the fiscal year ended December 31, 2009:

Name	Fees Earned or Paid in Cash	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Jianfeng Ding	0	0	0	0	0	0
Yaru Huang	0	0	0	0	0	0
Xiaoyong Fu	0	0	0	0	0	0
Ying Zhong	0	0	0	0	0	0

No director was paid in any form of compensation as of December 31, 2009.

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

Name	Number of Shares of Common stock	Percentage

Jianfeng Ding [1]	13,498,880	34.62%
Yaru Huang [1]	13,498,880	34.62%
Ying Zhong	2,000,000	5.13%
Xiaoyong Fu	750,000	1.92%
All executive officers and directors as a group [4 persons]	32,129,760	77.26%

[1] Owned 13,498,880 shares in the name of Jianfeng Ding and 13,498,880 shares in the name of Yaru Huang, husband and wife.

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 38,990,827 shares of common stock outstanding as of April 14, 2010.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

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

Shanghai Fulu International Trading Co., Ltd. a trading company established in 2007, located at Shanghai, China, 100% owned indirectly by Jianfeng Ding and Yaru Huang.

At the year ended 2008, the Company had ending inventory of $ 618,151 that was purchased from Zhong Nan Fu Rui, include 17,640 icemakers and 119,448 motor. And all of those had been sold in the 1st quarter 2009, and the same amount $ 618,151 of cost of good sold was incurred in year 2009.

In 2009, Flurida Group, Inc. purchased 170,924 icemakers and 1,006,372 motors from Zhong Nan Fu Rui at total cost of $ 4,506,418 for FOB shipping point at Qingdao, China. In the period of January 1 to December 31, 2009, the company had sold 824,148 motors and 136,700 icemakers, and the cost of good sold was $ 3,5,24,053.

The total parts price from Zhong Nan Fu Rui consists of 80% of direct manufacturing materials and labor, 10% of allocated manufacturing overhead, and 10% of profit margin.

Flurida Group, Inc. also purchased 1,247,380 motors,14,830 lamps, 50 icemakers, 18,600 fans, 15,156 magnets, and 46,337 dac boxes from Qingdao Fubida Electronics Co., Ltd. at total cost of $ 3,474,445 for FOB shipping point at Qingdao, China. In the period of January 1 to December 31, 2009, the company had sold 1,156,660 motors and 50 icemakers, 18,600 fans, 14,830 lamps, 15,156 magnets, and 46,337 dac boxes and the cost of good sold was $ 3,256,052.

In addition, Flurida Group, Inc. purchased 178, 524 magnets, 4998 icemakers, and 3000 timers from Shanghai Fulu International Trading Co., Ltd., at total cost of $123,570 for FOB shipping point at Shanghai, China. In the period of January 1 to December 31, 2009, the company had sold 210 icemakers, 178,524 magnets, and 3,000 timers and the cost of good sold was $ 70,459.

To manufacture the related refrigerator appliance parts, Zhong Nan Fu Rui and Qingdao Fubida Electronics Co., needs key parts made in USA, which were purchased through Flurida Group, Inc. in USA.  The costs of purchasing the parts were $ 278,918 in 2009.

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

Item 14. Principal Accountant Fees and Services

Enterprise CPA was our independent auditors for the fiscal years ended December 31, 2009 and 2008.

The following table shows the fees paid or accrued by us for the audit and other services provided by our auditor for fiscal 2008 and 2009.

	2008	2009

Audit Fees	$24,000	25,000
Audit-Related Fees
Tax Fees
All Other Fees
Total	$24,000	25,000

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Flurida Group, Inc., a Nevada corporation

Title	Name	Date	Signature
Principal Executive Officer	Jianfeng Ding	April 15, 2010	/s/ Jianfeng Ding

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	NAME	TITLE	DATE
/s/ Jianfeng Ding	Jianfeng Ding	Principal Executive Officer and Director	April 15, 2010
/s/ Yaru Hang	Yaru Hang	Principal Financial Officer and Principal Accounting Officer	April 15, 2010
/s/ Xiaoyong Fu	Xiaoyong Fu	Director	April 15, 2010
/s/ Ying Zhong	Ying Zhong	Director	April 15, 2010