Form 10-Q
period 2010-03-31
FLURIDA GROUP INC
filed 2010-05-21
CIK 1430960

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐TRANSITION REPORT UNDER  SECTION 13 OR 15(d) OF THE EXCHANGE ACT
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
Yes ☐ No ☒

As of May 1, 2010 there were 38,990,827 shares issued and outstanding of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

FLURIDA GROUP, INC.
(A Development Stage Enterprise)

Financial Statements
(Unaudited)

As of March 31, 2010, 2009, and 2008

FLURIDA GROUP, INC.
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEETS
	March 31	December 31	December 31
	2010	2009	2008
	( Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$318,204	$700,959	$605,932
Accounts receivable, net	1,579,403	876,375	479,431
Inventory	1,375,132	1,253,869	618,151
Total Current Assets	$3,272,739	$2,831,203	$1,703,514

Property, plant and equipment, net	-	-	-

Other assets:
Loan to Supplier	$278,091	$278,091	$-
Accrued Interest Receivable	11,080	7,389	-
Total Other Assets	$289,171	$285,480	$-

TOTAL ASSETS	$3,561,910	$3,116,683	$1,703,514

LIABILITIES & EQUITY
Current liabilities:
Loans from shareholders	$-	$-	$-
Account Payable	2,178,220	1,830,077	626,868
Unearned Revenue	60,000	-	-
Credit Card Payable	-	656	1,269
Total Current Liabilities	$2,238,220	$1,830,733	$628,137
Stockholders' Equity:
Common stock, $0.001 par value;
200,000,000 shares authorized;
38,990,827 shares issued and outstanding.	$38,991	$38,991	$38,991

Paid-in capital	1,221,613	1,221,613	1,221,613

Deficit accumulated during the development stage	29,936	(23,633)	(214,698)

Accumulated other comprehensive Income(Loss)	33,150	48,979	29,471

Total stockholders' equity	$1,323,690	$1,285,950	$1,075,377

TOTAL LIABILITIES & EQUITY	$3,561,910	$3,116,683	$1,703,514

FLURIDA GROUP, INC.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF OPERATION
				Cumulative from
	Three	Three	Three	December 19, 2006
	Months Ended	Months Ended	Months Ended	(Date of Inception)
	March 31	March 31	March 31	Through
	2010	2009	2008	March 31, 2010
	Unaudited	Unaudited	Unaudited	Unaudited
Revenues:	$2,186,665	$1,504,324	$-	$11,747,752
Cost of Goods Sold	$1,938,730	$1,416,293	$-	$10,649,429
Gross Profit	$247,935	$88,030	$-	$1,098,323
Operating expenses:
Research and development	-	-	-	-

Selling, general and administrative expenses	198,057	137,738	105,118	1,069,799

Depreciation and amortization expenses	-	-	-	-

Total Operating Expenses	198,057	137,738	105,118	1,069,799

Operating Income (Loss)	$49,878	$(49,708)	$(105,118)	$28,524

Investment income, net	$3,691	$496	$2,423	$33,740
Interest Expense, net	-	-	-	$625
Income (Loss) before taxes	$53,569	$(49,212)	$(102,695)	$61,639
Income (Loss) tax expense	-	-	-	$31,703
Net Income (Loss)	$53,569	$(49,212)	$(102,695)	$29,936

Net Income (Loss) per common share-Basics	$0.00	$(0.00)	$(0.00)	$0.00
Net Income (Loss) per common share-Diluted	$0.00	$(0.00)	$(0.00)	$0.00

Other comprehensive Income(Loss), net of tax:
Foreign currency translation adjustments	(15,829)	(14,447)	7,095	33,150
Total other comprehensive Income(Loss)	$(15,829)	$(14,447)	$7,095	$33,150
Comprehensive Income (Loss)	$37,740	$(63,659)	$(95,600)	$63,086

FLURIDA GROUP, INC.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
FOR THE PERIOD ENDED MARCH 31, 2010

				Deficit
				Accumulated	Accumulated
			Additional	During the	Other	Total
	Common Stock		Paid-in	Development	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stage	Income (Loss)	Equity
Net loss for the year ended
December 31 , 2006				$(1,500)		$(1,500)

Balance, December 31, 2006				$(1,500)		$(1,500)

Proceeds from sale of common
stock @0.001 per share
on August 20, 2007	25,997,760	$25,998	$-	$-		$25,998

Issurance of common stocks
to shareholder @0.05 per
share on December 10, 2007	1,294,000	$1,294	$63,406			$64,700

Adjustment for Exchange
rate changes					$(126)	$(126)

Net loss for the year
ended December 31, 2007				$(19,119)		$(19,119)

Balance, December 31, 2007	27,291,760	$27,292	$63,406	$(20,619)	$(126)	$69,953

Issurance of common
stocks to Williams @ 0.10
per share on April 15, 2008	50,000	$50	$4,950			$5,000

Issurance of common stocks
to convert loans @0.10
per share on April 15, 2008	11,649,067	$11,649	$1,153,257			$1,164,906

Adjustment for Exchange
rate changes					$29,597	$29,597

Net Loss for the period
ended December 31, 2008				$(194,079)	$-	$(194,079)
Balance, December 31, 2008	38,990,827	$38,991	$1,221,613	$(214,698)	$29,471	$1,075,377

Adjustment for Exchange
rate changes					$19,508	$19,508

Net Income for the year
ended December 31, 2009				$191,065		$191,065

Balance, December 31, 2009	38,990,827	$38,991	$1,221,613	$(23,633)	$48,979	$1,285,950

Adjustment for Exchange
rate changes					$(15,829)	$(15,829)

Net Income for the year
ended March 31, 2010				$53,569		$53,569

Balance, March 31, 2010	38,990,827	$38,991	$1,221,613	$29,936	$33,150	$1,323,690

FLURIDA GROUP, INC.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF CASH FLOWS
				Cumulative from
	Three	Three	Three	December 19, 2006
	Months Ended	Months Ended	Months Ended	(Date of Inception)
	March 31	March 31	March 31	Through
	2010	2009	2008	March 31, 2010
	Unaudited	Unaudited	Unaudited	Unaudited
Operating Activities:
Net Income (Loss)	$53,569	$(49,212)	$(102,695)	$29,936
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash portion of share based legal fee expense	-	-	-	5,000
Inventory	(121,263)	(398,472)		(1,375,132)
Account receivable	(703,028)	(332,021)		(1,579,403)
Loan to supplier	-	-	-	(278,091)
Accrued interest receivable	(3,691)		-	(11,080)
Unearned revenue	60,000	-	-	60,000
Decrease in other payable	-	-	-	(1,500)
Increase in account payable	348,143	577,857	14,335	2,178,220
Decrease in credit card payable	(656)	(631)		-
Net cash provided by operating activities	$(366,926)	$(202,479)	$(88,360)	(972,050)
Investing Activities:
Organization cost	-	-	-	-
Net cash provided by investing activities	$-	$-	$-	$-
Financing Activities:
Proceeds from issuance of common stock	-	-	-	90,698
Repay loans to shareholders	-	-	-	(25,066)
Proceeds from loan from shareholders	-	-	-	1,191,472
Net cash provided by financing activities	$-	$-	$-	$1,257,104
Effect of Exchange Rate on Cash	$(15,829)	$(14,447)	$7,095	$33,150
Net increase (decrease) in cash and cash equivalents	$(382,755)	$(216,926)	$(81,265)	$318,204
Cash and cash equivalents at beginning of the year	$700,959	$605,932	$1,249,499	$-
Cash and cash equivalents at end of the period	$318,204	$389,006	$1,168,234	$318,204

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

Foreign Currency Translation

The Company has determined the United States dollars to be its functional currency for Flurida Group USA and European Euro to be its functional currency in European business.  Assets and liabilities were translated to U.S. dollars at the period-end exchange rate.  Statement of operations amounts were translated to U.S. dollars using the first date of each month during the year.  Gains and losses resulting from translating foreign currency financial statements are accumulated in other comprehensive income (loss), a separate component of shareholders’ equity.

Property, Plant, and Equipment Depreciation

Property, plant, and equipment are stated at cost.  Depreciation is being provided principally by straight line methods over the estimated useful lives of the assets.  As of March 31, 2010, there were no fixed assets in the Company’s balance sheets.

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

Flurida Group, Inc had total revenue of $2,186,665 including $ 1,413,669 consignment sales to Electrolux, and $ 772,996 regular sales in first quarter ended at March 31, 2010.

From the period of January to March 2010, the Company sold total quantity of 23,730 icemakers and 411,264 motors to an US company, Electrolux Mexico, located at Springfield, TN for $ 1,413,669 as consignment sales.  The icemakers and motors were manufactured and supplied by Zhong Nan Fu Rui; and Qingdao Fubida Electronics Co., Ltd.  All the icemakers and motors were shipped out at FOB shipping point Qingdao, China.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenues (Continued)

The Company sold total quantity of 60,480 motors to another US company, Master Precision Global (MPG), a sub-assembler to Electrolux, for $ 231,034. The motors were manufactured and supplied by Zhong Nan Fu Rui. and shipped out at FOB shipping point at Qingdao, China.

Also, the company sold some related refrigerator appliance parts and 15 pieces icemakers to Electrolux North Carolina for $13,023. The parts were manufactured and supplied by Zhong Nan Fu Rui, and were shipped out at FOB shipping point at Qingdao, China.

In the first quarter of 2010, the company sold total quantity of 4,480 Motor, 26,108 pieces Dac Box, and 37,440 Magnet to Electrolux Hungry for $ 164,980; the magnets were manufactured and supplied by Shanghai Fulu International Trading Co., Ltd.; all the parts were shipped out at FOB shipping point at Shanghai, China.  The dac Boxes were manufactured and supplied by Qingdao Fubida Electronics Co., Ltd and the motors were manufactured and supplied by Zhong Nan Fu Rui, and all of those parts were shipped out at FOB shipping point at Qingdao, China.

The company sold total quantity of 3,500 Motor, 1,000Lamp, 27,350 Dac Box, 12,100 pieces refrigerator relating parts, and 37,080 Magnet to Electrolux Europe for $237,632 to Eletrolux Italy. The 37,080 magnets were manufactured and supplied by Shanghai Fulu International Trading Co., Ltd.; all the parts were shipped out at FOB shipping point at Shanghai, China.  The motors were manufactured and supplied by Zhong Nan Fu Rui and the Dac Boxes and other related refrigerator appliance parts were  manufactured and supplied by Qingdao Fubida Electronics Co., Ltd., and were shipped out at FOB shipping point at Qingdao, China.

Also, the company sold total quantity of 2,880 pieces Dac Box and 1,500 Motors to Electrolux Lehel KFT for $ 18,641. The dac Boxes were manufactured and supplied by Qingdao Fubida Electronics Co., Ltd and the motors were manufactured and supplied by Zhong Nan Fu Rui, and all of those parts were shipped out at FOB shipping point at Qingdao, China.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenues (Continued)

In the first quarter of 2010, the company sold some related refrigerator appliance parts worldwide for $ 107,686.  The parts were manufactured and supplied by Zhong Nan Fu Rui, Qingdao Fubida Electronics Co., Ltd, and Shanghai Fulu International Trading Co., Ltd.  All the parts were shipped out at FOB shipping point Shanghai and Qingdao, China

In summary, as of March 31, 2010, the Company incurred the total revenue of $2,186,665 and cost of goods sold $ 1,938,730 respectively.  The cost of goods sold is also discussed in Note C, Related Party Transactions.

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

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Payroll Expense (Continue)

The consolidated total payroll expense for the period ended March 31, 2010 was $ 108,736.  The payroll expense details are listed as follows:
	Three Months Ended	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009	March 31, 2008
Payroll Expense - ER
Hosing public accumulate fund -ER	$-	$361.48	$366.70
Social insurance-ER	0.00	1,785.09	1,215.12
State Unemployment Tax	1,646.34
US Medicare Tax - ER	1,442.46	579.99	-
US Social Security Tax -ER	6,167.76	2,479.34	-
Payroll Expense - ER - Other	0.00	916.62	1,010.63
Total Payroll Expense - ER	9,256.56	6,122.52	2,592.45
Payroll Expenses - EE
Federal Tax Withholding	14,858.40	8,000.01	-
Housing public accumulate fund -EE	0.00	361.47	366.69
Net Wage Payment-EE	73,726.98	40,483.34	25,354.48
Social Insurance-EE	0.00	606.06	412.53
State Tax Withholding	3,284.40	800.00	-
US Medicare Tax -EE	1,442.46	579.99	-
US Social Security Tax - EE	6,167.76	2,480.01	-
Total Payroll Expenses - EE	99,480.00	53,310.88	26,133.70
Total Payroll Expense	$108,736.56	$59,433.40	$28,726.15

The housing public accumulated fund and social insurance were paid by both employer and employees in China; the employee portion of housing public accumulated fund and social insurance was withheld by employer, and then submitted to local tax authority in China.

Started from January 2010, Flurida Group had salaries for officers Jianfeng Ding, Yaru Huang, and Ying Zhong for $200,000, $70,000, and $70,000 respectively. The Social Security tax and Medicare tax were paid by both employer and employees in USA; employees also withheld portion of Federal and State tax calculate by each individual’s status. All of the tax was submitted to Internal Revenue Service and local government at a monthly basis.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Operating Expense

Below table list the detail operating expense for the period ended at March 31, 2010, 2009, and 2008.
	Three Months Ended	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009	March 31, 2008
Expense
Bank Service Charges	$350.11	$446.96	$660.54
Administration Expense	4,910.00	-	-
Business operation tax	578.65	1,546.77	52.99
Business Registration	423.50	675.00	807.36
Certification Expense	15,608.94	-	-
Commission	5,495.33	-	-
Computer & Internet Expenses	217.14	-	-
Flurida Europe Operating Expense	21,336.25	8,928.00	31,632.82
Gift & Promotion	259.66	-	-
Industry Show	100.00	16,895.00	-
Insurance Expense	-	2,627.72	-
Meals and Entertainment	-	687.39	-
Office Supplies	1,788.29	353.15	68.45
Parking fee	4.60	180.00	-
Payroll Expense - ER	9,256.56	6,122.52	2,592.45
Payroll Expenses - EE	99,480.00	53,310.88	26,133.70
Postage & Shipping	353.22	1,052.04	2,038.53
Professional Fees	21,486.68	30,200.00	29,412.27
Repair & Maintenance	178.12	-	-
Rent Expense	5,130.00	5,175.00	6,820.00
Telephone Expense	809.51	1,358.27	753.21
Transfer Agent Service
Set up & Application Fee	0.00	1,250.00	-
Total Transfer Agent Service	0.00	1,250.00	-
Travel Expense

Air agent fee		172.19	349.40
Airfare	5,191.30	2,715.82	1,391.80
Travel Expense - Other	2,535.77	-	-
Hotel Expense	2,280.59	3,836.58	2,404.06
Total Travel Expense	10,007.66	6,724.59	4,145.26
Utilities	282.64	204.62	-
Total Expense	$198,056.86	$137,737.91	$105,117.58

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventory

On June, 2008, Flurida Group, Inc signed a consigned inventory agreement with Electrolux Home Products De Mexico, S.A. DEC.V. (Electrolux).  Under the term of the agreement, the supplier, Flurida Group, Inc, agreed to produce, to maintain the transit the customized products per Electrolux’s specification. Electrolux maintain a storage location within Electrolux’s Juarez site for consigned inventory. And Flurida Group, Inc is facilitated to use of Electrolux’s storage location at such site to the sale of products to Electrolux; Electrolux will provide labor resources for receipt, stock up, and pulls of consigned products. Flurida Group, Inc. retains title and ownership of products while in transit to Electrolux’s site and while stored in the consigned inventory location.
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

At the year ended December 31, 2009, there was $1,253,869 inventory for Flurida Group, Inc., that had $ 1,022,568 sold out in the first quarter of 2010.

As of March 31, 2010, there were 43,057 icemakers and 58,968 motors in Electrolux Juarez warehouse for $647,799 as of consignment inventory.

Also, there were 289,224 motors in Electrolux Anderson warehouse for $ 727,333 as of consignment inventory.

As a result, the company had total of $1,375,132 inventory in the first quarter end of 2010.

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

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accrued Interest Receivable

In July 1st, 2009, the company loan $278,090 to its main supplier Zhong Nan Fu Rui Mechanical electronics Co., Ltd at interest rate of 5.31%, term July 1, 2009 to June 30, 2010. As of March 31, 2010, total of $11,080 accrued interest receivable was incurred.

Unearned Revenue

One of the customers prepaid the Company $ 60,000 for a design of refrigerator part, which is the service income that the Company haven’t earned as of March 31, 2010.

NOTE C – RELATED PARTY TRANSACTIONS

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of March 31, 2010, total 30,129,960 shares were issued to officers and directors.  Please see the table below for details:

Name	Total Shares	Total Amount	Percentage
Fenglan Li	165,000	15,750	0.42%
Fuling Li	115,000	10,750	0.29%
Ying Zhong	2,000,000	200,000	5.13%
Gian Franco Barbieri	102,000	9,700	0.26%
Xiaoyong Fu	750,000	75,000	1.92%
Jianfeng Ding & Yaru Huang	26,997,760	323,998	69.24%
Total	30,129,760	$635,198	77.26%

  * Based on total issued shares as of March 31, 2010: 38,990,827.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – RELATED PARTY TRANSACTIONS (Continued)

Cost of Goods Sold (Continued)

In the period end March 31, 2009, Flurida Group, Inc. purchased icemakers and motors from Zhong Nan Fu Rui at total cost of $1,280,031 for FOB shipping point at Qingdao, China.  The total parts price from Zhong Nan Fu Rui consists of 80% of direct manufacturing materials and labor, 10% of allocated manufacturing overhead, and 10% of profit margin.

Flurida Group, Inc. also purchased motors, refrigerator relating parts, and dac boxes from Qingdao Fubida Electronics Co., Ltd. at total cost of $ 557,140 for FOB shipping point at Qingdao, China.

In addition, Flurida Group, Inc. purchased magnets from Shanghai Fulu International Trading Co., Ltd. a trading company established in 2007, located at Shanghai, China, 100% owned indirectly by Jianfeng Ding and Yaru Huang, at total cost of $ 45,506 for FOB shipping point at Shanghai, China.

To manufacture the related refrigerator appliance parts, Zhong Nan Fu Rui needs key parts made in USA, which were purchased through Flurida Group, Inc. in USA.  The costs of purchasing the parts were $55,053.

 Therefore, for the period ended March 31, 2010, the total cost of goods sold was $1,938,730.

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

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

There were no new shares issued during the period ending March 31, 2010.  .

Therefore, as of March 31, 2010 total shares issued and outstanding are 38,990,827.

NOTE E – GOING CONCERN

The Company’s short operating history and financial resources raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations.  From the period January to March 2010, the Company generated sales revenue of $2,186,665, and cumulative net income of $29,936 from December 19, 2006 (date of inception) through March 31, 2010.  The Company’s single most concentrated customer is Electrolux located in various countries.  If Electrolux discontinue the purchase which may be very unlikely in near future, the Company may face the ability to continue as a going concern.  However, due to the close relationship between the Company and its suppliers, Zhong Nan Fu Rui and Qingdao Fubida Electronics Co., which are 100% owned by the founder, Jianfeng Ding, Zhong Nan Fu Rui and Qingdao Fubida Electronics Co.’s current customers can be served by the Company for the same quality of products and services.  Besides, as of March 31, 2010, the cash and cash equivalent balance was $318,204 , the management believes that the revenues will be generated and its cash flows will be maintained to cover its operational costs and the risk of going concern in long term is significantly low.

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

Overview

Our business is the sale of appliance parts in Asia, Europe, North and South America and Australia. The main products that we sell to these markets are icemakers, motors, appliance assemblies.

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

Flurida Group also purchased the products from suppliers, Qingdao Fubida Electronics Co., Ltd, Chuzhou Fuda Mechanical & Electronics Co., Ltd. and Shanghai Fulu International Trading Co., Ltd on purchase orders basis.

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

Chuzhou Fuda Mechanical & Electronics Co., Ltd. owned 100% indirectly by Jianfeng Ding and Yaru Huang, husband and wife is an appliance components and sub-assemblies manufacturer established on March 18, 2008. Chuzhou Flurida is located in Chuzhou City, Anhui Province, China. The plant space is around 100,000sq. ft. with 18 molding machine up to 800 metric ton and 6 assemblies lines for appliance components and assemblies.

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

Results of Operations

For the three months ended March 31, 2010 vs. March 31, 2009.

Revenue

Flurida Group, Inc had total revenue of $2,186,665 including $ 1,413,669 consignment sales to Electrolux, and $772,996 regular sales in first quarter ended at March 31, 2010, compare with the first quarter revenue of $ 1,504,324 of 2009.

From the period of January to March 2010, the Company sold total quantity of 23,730 icemakers and 411,264 motors to an US company, Electrolux Mexico, located at Springfield, TN for $1,413,669 as consignment sales. The icemakers and motors were manufactured and supplied by Zhong Nan Fu Rui; and Qingdao Fubida Electronics Co., Ltd. All the icemakers and motors were shipped out at FOB shipping point Qingdao, China.

The Company sold total quantity of 60,480 motors to another US company, Master Precision Global (MPG), a sub-assembler to Electrolux, for $ 231,034. The motors were manufactured and supplied by Zhong Nan Fu Rui. and shipped out at FOB shipping point at Qingdao, China.

Also, the company sold some related refrigerator appliance parts and 15 pieces icemakers to Electrolux North Carolina for $ 13,023. The parts were manufactured and supplied by Zhong Nan Fu Rui, and were shipped out at FOB shipping point at Qingdao, China.

In the first quarter of 2010, the company sold total quantity of 4,480 Motor, 26,108 pieces Dac Box, and 37,440 Magnet to Electrolux Hungry for $ 164,980; the magnets were manufactured and supplied by Shanghai Fulu International Trading Co., Ltd.; all the parts were shipped out at FOB shipping point at Shanghai, China. The dac Boxes were manufactured and supplied by Qingdao Fubida Electronics Co., Ltd and the motors were manufactured and supplied by Zhong Nan Fu Rui, and all of those parts were shipped out at FOB shipping point at Qingdao, China.

The company sold total quantity of 3,500 Motor, 1,000Lamp, 27,350 Dac Box, 12,100 pieces refrigerator relating parts, and 37,080 Magnet to Electrolux Europe for $237,632 to Eletrolux Italy. The 37,080 magnets were manufactured and supplied by Shanghai Fulu International Trading Co., Ltd.; all the parts were shipped out at FOB shipping point at Shanghai, China. The motors were manufactured and supplied by Zhong Nan Fu Rui and the Dac Boxes and other related refrigerator appliance parts were manufactured and supplied by Qingdao Fubida Electronics Co., Ltd., and were shipped out at FOB shipping point at Qingdao, China.

Also, the company sold total quantity of 2,880 pieces Dac Box and 1,500 Motors to Electrolux Lehel KFT for $ 18,641. The dac Boxes were manufactured and supplied by Qingdao Fubida Electronics Co., Ltd and the motors were manufactured and supplied by Zhong Nan Fu Rui, and all of those parts were shipped out at FOB shipping point at Qingdao, China.

In the first quarter of 2010, the company sold some related refrigerator appliance parts worldwide for $ 107,686. The parts were manufactured and supplied by Zhong Nan Fu Rui, Qingdao Fubida Electronics Co., Ltd, and Shanghai Fulu International Trading Co., Ltd. All the parts were shipped out at FOB shipping point Shanghai and Qingdao, China

In summary, as of March 31, 2010, the Company incurred the total revenue of $2,186,665 and cost of goods sold $ 1,938,730 respectively.

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

In the period end March 31, 2009, Flurida Group, Inc. purchased icemakers and motors from Zhong Nan Fu Rui at total cost of $ 1,280,031 for FOB shipping point at Qingdao, China. The total parts price from Zhong Nan Fu Rui consists of 80% of direct manufacturing materials and labor, 10% of allocated manufacturing overhead, and 10% of profit margin.

Flurida Group, Inc. also purchased motors, refrigerator relating parts, and dac boxes from Qingdao Fubida Electronics Co., Ltd. at total cost of $ 557,140 for FOB shipping point at Qingdao, China.

In addition, Flurida Group, Inc. purchased magnets from Shanghai Fulu International Trading Co., Ltd. a trading company established in 2007, located at Shanghai, China, 100% owned indirectly by Jianfeng Ding and Yaru Huang, at total cost of $ 45,506 for FOB shipping point at Shanghai, China.

To manufacture the related refrigerator appliance parts, Zhong Nan Fu Rui needs key parts made in USA, which were purchased through Flurida Group, Inc. in USA. The costs of purchasing the parts were $55,053.

 Therefore, for the period ended March 31, 2010, the Company incurred a total cost of goods sold of $ 1,983,730 compared to $ 1,416,293 for the three months period ended March 31, 2009.

Expense

Our operating expenses consist of selling, general and administrative expenses.

For the three months period ended March 31, 2010 and 2009, the company had a total of $ 198,057and $ 137,738 operating expenses respectively. The primary reasons for this increase were increases in payroll expenses from $59,433 in the three months ended March 31, 2009 vs. $108,736 in the three months ended March 31, 2010. And the increase in travel expense expenses from $6,725 in the three months ended March 31, 2009 vs. $10,008 in the three months ended March 31, 2010. Also, there’s an additional of $ 15,609 Certification Expense of our products had made the operating expenses raise.

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

Liquidity and Capital Resources

	At March 31	At March 31
	2010	2009

Current Ratio	1.59	1.70
Cash	$318,204	$700,959
Working Capital	$1,323,690	$1,285,950
Total Assets	$3,561,910	3,116,683
Total Liabilities	$2,238,220	1,830,733

Total Equity	$1,323,690	1,285,950

Total Debt/Equity	1.69	1.42

*Current Ratio = Current Assets /Current Liabilities

** Total Debt / Equity = Total Liabilities / Total Shareholders Equity.

The Company had cash and cash equivalents of $318,24 at March 31, 2010 and the working capital of $1,323,690.

The total debt of $2,238,220 for March 31, 2010 that is included the amount of $ 2,178,220 accounts payable and $ 60,000 unearned revenue.

Our independent auditor has indicated that there is substantial doubt about our ability to continue as a going concern due to the Company’s short operating history and heavy concentration of customers. The Company’s short operating history and financial resources raise substantial doubt about its ability to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations. The Company’s single most concentrated customer is Electrolux located in various countries. If Electrolux discontinue the purchase which may be very unlikely in near future, the Company may face the ability to continue as a going concern. However, from the period January to March 2010, the Company generated sales revenue of $2,186,665, and cumulative net income of $29,936 from December 19, 2006 (date of inception) through March 31, 2010, and besides, as of March 31, 2010, the cash and cash equivalent balance was $318,204, the management believes that the revenues will be generated and its cash flows will be maintained to cover its operational costs and the risk of going concern in long term is significantly low.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at March 31, 2010 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at March 31, 2010, our disclosure controls and procedures are effective.

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

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)                 Unregistered Sales of Equity Securities.

The Registrant did not sell any unregistered securities during the three months ended March 31, 2010.  However, in March 2010, 572,667 share owned by 21 former employees that were issued under agreements which provided that any shares issued would be forfeited back to the Company if the shareholder left the employment of Zhong Nan Fu Rui Mechanical Electronics Co., Ltd. were transferred to three shareholders, including our attorney and an affiliate of our management, by cancellation and reissuance.  There was no change in the issued and outstanding shares.

(b)                 Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

The Registrant did not submit any matters to a vote of its security holders during the three-months ended March 31, 2010.

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

Flurida Group, Inc., a Nevada corporation

Title	Name	Date	Signature
Principal Executive Officer	Jianfeng Ding	May ***, 2010	/s/ Jianfeng Ding

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE
/s/ Jianfeng Ding	Jianfeng Ding	Principal Executive Officer and Director	May 21, 2010
/s/ Yaru Hang	Yaru Hang	Principal Financial Officer and Principal Accounting Officer	May 21, 2010

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

32.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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