Form 10-Q
period 2010-06-30
FLURIDA GROUP INC
filed 2010-08-13
CIK 1430960

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Yes  ☐ No ☒

As of August 1, 2010 there were 38,990,827  shares issued and outstanding of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

FLURIDA GROUP, INC.
(A Development Stage Enterprise)

Financial Statements
(Unaudited)

As of June 30, 2010 and 2009

FLURIDA GROUP, INC.
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEETS

	June 30	December 31	December 31
	2010	2009	2008
	( Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$127,783	$700,959	$605,932
Accounts receivable, net	2,189,032	876,375	479,431
Inventory	1,748,336	1,253,869	618,151
Total Current Assets	$4,065,151	$2,831,203	$1,703,514

Property, plant and equipment, net	$12,778	$-	$-
Other assets:
Loan to Supplier	$278,091	$278,091	$-
Accrued Interest Receivable	14,772	7,389	-
Overpayment Credit	15,129	-	-
Total Other Assets	$307,992	$285,480	$-

TOTAL ASSETS	$4,385,921	$3,116,683	$1,703,514

LIABILITIES & EQUITY
Current liabilities:
Account Payable	$2,934,123	$1,830,077	$626,868
Unearned Revenue	60,000	-	-
Credit Card Payable	-	656	1,269
Total Current Liabilities	$2,994,123	$1,830,733	$628,137
Stockholders' Equity:
Common stock, $0.001 par value;
200,000,000 shares authorized;
38,990,827 shares issued and outstanding.	$38,991	$38,991	$38,991

Paid-in capital	1,221,613	1,221,613	1,221,613

Deficit accumulated during the development stage	121,747	(23,633)	(214,698)

Accumulated other comprehensive Income(Loss)	9,447	48,979	29,471
Total stockholders' equity	$1,391,798	$1,285,950	$1,075,377

TOTAL LIABILITIES & EQUITY	$4,385,921	$3,116,683	$1,703,514

FLURIDA GROUP, INC.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF OPERATION

					Cumulative from
	Six Months Ended		Three Months Ended		December 19, 2006
	June 30		June 30		(Date of Inception)
	2010	2009	2010	2009	to June 30, 2010
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Revenues:	$5,437,803	$4,545,077	$3,251,138	$3,040,753	$14,998,890
Cost of Goods Sold	4,872,493	4,142,081	2,933,763	2,725,788	13,583,192
Gross Profit	$565,310	$402,996	$317,375	$314,965	$1,415,698
Operating expenses:
Research and development	-	-	-	-	-
Selling, general and administrative expenses	427,145	221,916	229,088	84,178	1,298,887
Depreciation and amortization expenses	168	-	168	-	168
Total Operating Expenses	$427,313	$221,916	$229,256	$84,178	$1,299,055
Operating Income( Loss)	$137,997	$181,080	$88,119	$230,787	$116,643

Investment income, net	7,383	2,946	3,692	2,450	37,432
Interest Expense, net	-	-	-	-	625
Income(Loss) before taxes	145,380	184,026	91,811	233,237	153,450
Income(Loss) tax expense	-	-	-	-	31,703
Net Income(Loss)	$145,380	$184,026	$91,811	$233,237	$121,747

Net Income(Loss) per common share-Basics	$0.00	$0.00	$0.00	$0.01	$0.00
Net Income(Loss) per common share-Diluted	$0.00	$0.00	$0.00	$0.01	$0.00

Other comprehensive Income(Loss), net of tax:
Foreign currency translation adjustments	(39,532)	(13,962)	(23,703)	485	9,447
Total other comprehensive Income(Loss)	$(39,532)	$(13,962)	(23,703)	485	$9,447
Comprehensive Income(Loss)	$105,848	$170,064	$68,108	$233,722	$131,194

FLURIDA GROUP, INC.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
FOR THE PERIOD ENDED June 30, 2010

				Deficit
				Accumulated	Accumulated
			Additional	During the	Other	Total
	Common Stock		Paid-in	Development	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stage	Income (Loss)	Equity
Net loss for the year ended December 31 , 2006				$(1,500)		$(1,500)
Balance, December 31, 2006				$(1,500)		$(1,500)

Proceeds from sale of common stock @0.001 per share on August 20, 2007	25,997,760	$25,998	$-	$-		$25,998

Insurance of common stocks to shareholder @0.05 per share on December 10, 2007	1,294,000	$1,294	$63,406			$64,700

Adjustment for Exchange rate changes					$(126)	$(126)

Net loss for the year ended December 31, 2007				$(19,119)		$(19,119)
Balance, December 31, 2007	27,291,760	$27,292	$63,406	$(20,619)	$(126)	$69,953

Insurance of common stocks to Williams @ 0.10 per share on April 15, 2008	50,000	$50	$4,950			$5,000

Insurance of common stocks to convert loans @0.10 per share on April 15, 2008	11,649,067	$11,649	$1,153,257			$1,164,906

Adjustment for Exchange rate changes					$29,597	$29,597

Net Loss for the period ended December 31, 2008				$(194,079)	$-	$(194,079)
Balance, December 31, 2008	38,990,827	$38,991	$1,221,613	$(214,698)	$29,471	$1,075,377

Adjustment for Exchange rate changes					$19,508	$19,508

Net Income for the year ended December 31, 2009				$191,065		$191,065
Balance, December 31, 2009	38,990,827	$38,991	$1,221,613	$(23,633)	$48,979	$1,285,950

Adjustment for Exchange rate changes					$(39,532)	$(39,532)

Net Income for the year ended June 30, 2010				$145,380		$145,380
Balance, June 30, 2010	38,990,827	$38,991	$1,221,613	$121,747	$9,447	$1,391,798

FLURIDA GROUP, INC.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF CASH FLOWS

					Cumulative from
	Six Months Ended June 30		Three Months Ended June 30		December 19, 2006 (Date of Inception)
	2010	2009	2010	2009	to June 30, 2010
Operating Activities:	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Net Income(Loss)	$145,380	$184,026	$91,811	$233,237	$121,747
Adjustments to reconcile net income to net cash provided
by operating activities:
Non-cash portion of share based legal fee expense	-	-	-	-	5,000
Depreciation Expense	168	-	168	-	168
Inventory	(494,467)	(674,527)	(373,204)	(276,055)	(1,748,336)
Account Receivable	(1,312,657)	(1,871,672)	(609,629)	(1,539,651)	(2,189,032)
Loan to Supplier	-	-	-	-	(278,091)
Accrued Interest Receivable	(7,383)		(3,692)		(14,772)
Overpayment Credit	(15,129)		(15,129)		(15,129)
Unearned Revenue	60,000	-	-	-	60,000
Decrease Other Payable	-	-	-	-	(1,500)
Increase Account Payable	1,104,046	2,508,080	755,903	1,930,224	2,934,123
Decrease Creditcard Payable	(656)	263	-	894	-
Net cash provided by operating activities	$(520,698)	$146,170	$(153,772)	$348,649	$(1,125,822)
Investing Activities:
Purchase of Furniture and Equipment	(12,946)	-	(12,946)	-	(12,946)
Net cash provided by investing activities	$(12,946)	$-	$(12,946)	$-	$(12,946)
Financing Activities:
Proceeds from issurance of common stock	-	-	-	-	90,698
Repay loans to shareholders	-	-	-	-	(25,066)
Proceeds from loan from shareholders	-	-	-	-	1,191,472
Net cash provided by financing activities	$-	$-	$-	$-	$1,257,104
Effect of Exchange Rate on Cash	$(39,532)	$(13,962)	$(23,703)	$485	$9,447
Net increase (decrease) in cash and cash equivalents	$(573,176)	$132,208	$(190,421)	$349,134	$127,783
Cash and cash equivalents at beginning of the period	$700,959	$605,932	$318,204	$389,006	$-
Cash and cash equivalents at end of the period	$127,783	$738,140	$127,783	$738,140	$127,783

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

 Property, Plant, and Equipment Depreciation

Property, plant, and equipment are stated at cost.  Depreciation is being provided principally by straight line methods over the estimated useful lives of the assets. As of June 30, 2010, the company has furniture and equipments at a cost of $ 12,946, and $168 of depreciation expense was recorded.

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

Accrued Interest Receivable

In July 1st, 2009, the company loan $278,090 to its main supplier Zhong Nan Fu Rui Mechanical electronics Co., Ltd at interest rate of 5.31%, term July 1, 2009 to June 30, 2010. As of June 30, 2010, total of $14,772 accrued interest receivable was incurred.

Unearned Revenue

One of the customers prepaid the Company $ 60,000 for a design of refrigerator part, which is the service income that the Company haven’t earned as of June 30, 2010.

Account Payable

The Company incurred accounts payable including professional fees, purchases, and other service fee payables. As of June 30, 2010, the company has account payable of 2,934,123.

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

Flurida Group, Inc had total revenue of $ 3,251,138 in second quarter ended at June 30, 2010.

From the period of April to June 2010, the Company sold total quantity of 42,140 icemakers and 608,616 motors to an US company, Electrolux Mexico, located at Charlotte, NC for $ 2,206,033 as consignment sales.  The motors were manufactured and supplied by Zhong Nan Fu Rui; all the motors were shipped out at FOB shipping point Qingdao, China.  And the icemakers were manufactured and supplied by ChuZhou FuDa Mechanical & Electronics Co., Ltd; all the icemakers were shipped out at FOB shipping point Nanjing, China.

The Company sold total quantity of 60,480 motors to another US company, Master Precision Global (MPG), a sub-assembler to Electrolux, for $ 238,291. The motors were manufactured and supplied by Zhong Nan Fu Rui. and shipped out at FOB shipping point at Qingdao, China.

The Company sold total quantity of 94,240 motors to another US company, Stanco Metal Products, Inc, a sub-assembler to Electrolux, for $ 240,124. The motors were manufactured and supplied by Zhong Nan Fu Rui. and shipped out at FOB shipping point at Qingdao, China.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenues (Continued)

Also, the company sold some related refrigerator appliance parts to Electrolux North Carolina for $7,576. The parts were manufactured and supplied by Zhong Nan Fu Rui, and were shipped out at FOB shipping point at Qingdao, China.

In the second quarter of 2010, the company sold total quantity of 11,200 pieces of Motor, 47,890 pieces of Dac Box, and 29,952 pieces of Magnet to Electrolux Hungry for $ 252,636; the magnets were manufactured and supplied by Shanghai Fulu International Trading Co., Ltd.; all the parts were shipped out at FOB shipping point at Shanghai, China.  The dac Boxes were manufactured and supplied by Qingdao Fubida Electronics Co., Ltd and the motors were manufactured and supplied by Zhong Nan Fu Rui, and all of those parts were shipped out at FOB shipping point at Qingdao, China.

The company sold total quantity of 7,300 pieces of Motors, 3,500 Lamps, 20,188 Dac Boxes, 6,500 pieces of refrigerator relating parts, and 37,080 Magnet to Electrolux Italy for $191,939. The 37,080 magnets were manufactured and supplied by Shanghai Fulu International Trading Co., Ltd.; all the parts were shipped out at FOB shipping point at Shanghai, China.  The motors were manufactured and supplied by Zhong Nan Fu Rui and the Dac Boxes and other related refrigerator appliance parts were  manufactured and supplied by Qingdao Fubida Electronics Co., Ltd., and were shipped out at FOB shipping point at Qingdao, China.

The company sold 500 pieces of icemakers to Electrolux Australia for $ 14,430. The icemakers were manufactured and supplied by ChuZhou FuDa Mechanical & Electronics Co., Ltd, and were shipped out at FOB shipping point at Nanjing, China.

Also, the company sold total quantity of 384 pieces of Dac Box to Electrolux Sweden for $ 1,552. The dac Boxes were manufactured and supplied by Qingdao Fubida Electronics Co., Ltd , and shipped out at FOB shipping point at Qingdao, China.

For the period of April to June, 2010, the company sold some related refrigerator appliance parts worldwide for $ 15,014.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenues (Continued)

The company incurred a tooling income of $ 83,543 from Electrolux US, Italy, and Hungry in second quarter 2010.

In summary, for the three months ended June 30, 2010, the Company incurred the total revenue of $ 3,251,138 and cost of goods sold $ 2,933,763 respectively.  The cost of goods sold is also discussed in Note C, Related Party Transactions.

Payroll Expense

Beginning at 2008, Flurida Qingdao’s Representative office hired 7 full time employees to take care of daily management and administrative activities for the Company.  Flurida Group USA began to have payroll for officers at January 2009.

The consolidated total payroll expense for the period ended June 30, 2010 was $ 102,268.  The payroll expenses details are listed as follows:

	Three Months Ended	Three Months Ended	Three Months Ended
	June 30, 2010	June 30, 2009	June 30, 2008
Payroll Expense - ER
Hosing public accumulate fund -ER	$-	$-	$378.55
Social insurance-ER	-	-	1,254.38
US Medicare Tax - ER	1,377.50	459.16	-
US Social Security Tax -ER	5,890.00	1,963.34	-
Payroll Expense - ER - Other	-	860.16	-
Total Payroll Expense - ER	7,267.50	3,282.66	1,632.93
Payroll Expenses - EE
Federal Tax Withholding	14,499.99	5,833.34	-
Housing public accumulate fund -EE	-	0.00	378.55
Net Wage Payment-EE	70,082.51	25,105.84	7,480.76
Social Insurance-EE	-	0.00	425.86
State Tax Withholding	3,150.00	950.00	752.90
US Medicare Tax -EE	1,377.50	459.16	-
US Social Security Tax - EE	5,890.00	1,963.34	-
Total Payroll Expenses - EE	95,000.00	34,311.68	9,038.07
Total Payroll Expense	$102,267.50	$37,594.34	$10,671.00

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

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Operating Expense

Below table list the detail operating expense for the period April to June, 2010 and 2009.

	Three Months Ended	Three Months Ended
	June 30, 2010	June 30, 2009
Expense
Administration Expense	$907.70	$-
Bank Service Charges	353.99	182.59
Business operation tax	-	1,323.03
Business Registration	550.00	-
Business Administration Expense	-	135.00
Certification	19,312.00	-
Commission	15,770.40	-
Computer and Internet Expenses	290.11	-
Credit Card Finance Charge	49.95	-
Depreciation Expense	168.10	-
Dues and Subscriptions	-	125.00
Fuel Charge	27.92	-
Gift and Promotion	2,181.08	-
Insurance Expense	31.03	3,171.81
Meals and Entertainment	2,220.48	934.12
Office Supplies	3,119.93	2,763.07
Parking fee	84.40	-
Total Payroll Expense - ER	7,267.50	2,422.50
Total Payroll Expenses - EE	95,000.00	34,311.68
Postage & Shipping	1,196.25	1,367.17
Professional Fees	37,052.09	14,127.00
Rent Expense	5,130.00	3,455.00
Repairs and Maintenance	292.61	-
Service Cost	5,000.00	-
Transfer Agent Certificate Fee	640.00	-
Telephone Expense	3,129.93	1,690.32
Total Tax Expense	-	860.16
Total Travel Expense	27,627.67	17,063.05
Utilities	1,852.82	246.68
Total Expense	$229,255.96	$84,178.18

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

As of June 30, 2010, there were icemakers and motors in Electrolux Juarez warehouse for $ 449,805 as of consignment inventories.

Also, there were 125,712 motors in Electrolux Anderson warehouse for $ 327,415 as of consignment inventories.

Also, there are 12,936 icemakers and 317,520 motors for $ 971,116 as the Company’s inventories.

As a result, the company had total of $1,748,336 inventory as of June 30, 2010.

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

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – RELATED PARTY TRANSACTIONS

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of June 30, 2010, total 30,129,960 shares were issued to officers and directors.  Please see the table below for details:

Name	Total Shares	Total Amount	Percentage
Fenglan Li	165,000	15,750	0.42%
Fuling Li	115,000	10,750	0.29%
Ying Zhong	2,000,000	200,000	5.13%
Gian Franco Barbieri	102,000	9,700	0.26%
Xiaoyong Fu	750,000	75,000	1.92%
Jianfeng Ding & Yaru Huang	26,997,760	323,998	69.24%

Total	30,129,760	$635,198	77.26%

* Based on total issued shares as of June 30, 2010: 38,990,827.

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

Flurida Group also purchased the products from suppliers, Qingdao Fubida Electronics Co., Ltd, Shanghai Fulu International Trading Co., Ltd, and Chuzhou Fuda Mechanical and Electronics Co., Ltd on purchase orders basis.

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

Chuzhou Fuda  Mechanical & Electronics Co., Ltd. owned 100% indirectly by Jianfeng Ding and Yaru Huang, husband and wife is an appliance components and sub-assemblies manufacturer established on March 18, 2008. Chuzhou Fuda is located in Chuzhou City, Anhui Province, China. The plant space is around 100,000sq. ft. with 18 molding machine up to 800 metric ton and 6 assemblies lines for appliance components and assemblies.

Shanghai Fulu International Trading Co., Ltd. a trading company established in 2007, located at Shanghai, China, 100% owned indirectly by Jianfeng Ding and Yaru Huang.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – RELATED PARTY TRANSACTIONS (Continued)

Cost of Goods Sold (Continued)

In the three months period end June 30, 2010, Flurida Group, Inc. purchased icemakers and motors from Zhong Nan Fu Rui at total cost of $ 2,232,132 for FOB shipping point at Qingdao, China.  The total parts price from Zhong Nan Fu Rui consists of 80% of direct manufacturing materials and labor, 10% of allocated manufacturing overhead, and 10% of profit margin.

The Company purchased icemakers from Chuzhou Fuda Mechanical and Electronics Co., Ltd. at total cost of $ 275,127 for FOB shipping point at Nanjing, China.

Flurida Group, Inc. also purchased motors, refrigerator relating parts, and dac boxes from Qingdao Fubida Electronics Co., Ltd. at total cost of $ 338,616 for FOB shipping point at Qingdao, China.

In addition, Flurida Group, Inc. purchased magnets from Shanghai Fulu International Trading Co., Ltd. a trading company established in 2007, located at Shanghai, China, 100% owned indirectly by Jianfeng Ding and Yaru Huang, at total cost of $ 50,728 for FOB shipping point at Shanghai, China.

To manufacture the related refrigerator appliance parts, Zhong Nan Fu Rui needs key parts made in USA, which were purchased through Flurida Group, Inc. in USA, and the company also needed to pay some freight expenses. All of the costs were $ 37,160.

Therefore, for the three months period ended June 30, 2010, the total cost of goods sold was $2,933,763.

Loan to Supplier

At July 1st, 2009, Flurida Group, Inc. loan $ 278,091 to the company’s primary supplier, Zhong Nan Fu Rui. The outstanding balance bears interest at 5.31%, pursuant to a written agreement, for the term from July 1st 2009 to June 30th 2010. This receivable was due on demand.  At July 1st 2010, the loan agreement is renewed for another year by both parties at an interest rate of 5.31%.

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

There were no new shares issued during the period ending June 30, 2010.  ..

Therefore, as of June 30, 2010 total shares issued and outstanding are 38,990,827.

NOTE E – GOING CONCERN

The Company’s short operating history and financial resources raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations.  From the period April to June 2010, the Company generated sales revenue of $ 3,251,138, and cumulative net income of $121,747 from December 19, 2006 (date of inception) through June 30, 2010.  The Company’s single most concentrated customer is Electrolux located in various countries.  If Electrolux discontinue the purchase which may be very unlikely in near future, the Company may face the ability to continue as a going concern.  However, due to the close relationship between the Company and its suppliers, Zhong Nan Fu Rui and Qingdao Fubida Electronics Co., which are 100% owned by the founder, Jianfeng Ding, Zhong Nan Fu Rui and Qingdao Fubida Electronics Co.’s current customers can be served by the Company for the same quality of products and services.  Besides, as of June 30, 2010, the cash and cash equivalent balance was $127,783 , the management believes that the revenues will be generated and its cash flows will be maintained to cover its operational costs and the risk of going concern in long term is significantly low.

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

Chuzhou Fuda  Mechanical & Electronics Co., Ltd. owned 100% indirectly by Jianfeng Ding and Yaru Huang, husband and wife is an appliance components and sub-assemblies manufacturer established on March 18, 2008.  Chuzhou Fuda is located in Chuzhou City, Anhui Province, China. The plant space is around 100,000sq. ft. with 18 molding machine up to 800 metric ton and 6 assemblies lines for appliance components and assemblies.

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

Results of Operations

For the three months ended June 30, 2010 vs. June 30, 2009.

Revenue

Flurida Group, Inc had total revenue of $ 3,251,138 in three months ended at June 30, 2010, compare with the three months revenue of $ 3,040,753 of 2009.

From the period of April to June 2010, the Company sold total quantity of 42,140 icemakers and 608,616 motors to an US company, Electrolux Mexico, located at Springfield, TN for $ 2,206,033 as consignment sales.  The motors were manufactured and supplied by Zhong Nan Fu Rui; all the motors were shipped out at FOB shipping point Qingdao, China.  And the icemakers were manufactured and supplied by ChuZhou FuDa Mechanical & Electronics Co., Ltd; all the icemakers were shipped out at FOB shipping point Nanjing, China.

The Company sold total quantity of 60,480 motors to another US company, Master Precision Global (MPG), a sub-assembler to Electrolux, for $ 238,291. The motors were manufactured and supplied by Zhong Nan Fu Rui. and shipped out at FOB shipping point at Qingdao, China.

The Company sold total quantity of 94,240 motors to another US company, Stanco Metal Products, Inc, a sub-assembler to Electrolux, for $ 240,124. The motors were manufactured and supplied by Zhong Nan Fu Rui. and shipped out at FOB shipping point at Qingdao, China. Also, the company sold some related refrigerator appliance parts to Electrolux North Carolina for $7,576. The parts were manufactured and supplied by Zhong Nan Fu Rui, and were shipped out at FOB shipping point at Qingdao, China.

In the second quarter of 2010, the company sold total quantity of 11,200 pieces of Motor, 47,890 pieces of Dac Box, and 29,952 pieces of Magnet to Electrolux Hungry for $ 252,636; the magnets were manufactured and supplied by Shanghai Fulu International Trading Co., Ltd.; all the parts were shipped out at FOB shipping point at Shanghai, China.  The dac Boxes were manufactured and supplied by Qingdao Fubida Electronics Co., Ltd and the motors were manufactured and supplied by Zhong Nan Fu Rui, and all of those parts were shipped out at FOB shipping point at Qingdao, China.

The company sold total quantity of 7,300 pieces of Motors, 3,500 Lamps, 20,188 Dac Boxes, 6,500 pieces of refrigerator relating parts, and 37,080 Magnet to Electrolux Italy for $191,939. The 37,080 magnets were manufactured and supplied by Shanghai Fulu International Trading Co., Ltd.; all the parts were shipped out at FOB shipping point at Shanghai, China.  The motors were manufactured and supplied by Zhong Nan Fu Rui and the Dac Boxes and other related refrigerator appliance parts were  manufactured and supplied by Qingdao Fubida Electronics Co., Ltd., and were shipped out at FOB shipping point at Qingdao, China.

The company sold 500 pieces of icemakers to Electrolux Australia for $ 14,430. The icemakers were manufactured and supplied by ChuZhou FuDa Mechanical & Electronics Co., Ltd, and were shipped out at FOB shipping point at Nanjing, China.

Also, the company sold total quantity of 384 pieces of Dac Box to Electrolux Sweden for $ 1,552. The dac Boxes were manufactured and supplied by Qingdao Fubida Electronics Co., Ltd , and shipped out at FOB shipping point at Qingdao, China.

For the period of April to June, 2010, the company sold some related refrigerator appliance parts worldwide for $ 15,014.  The company incurred a tooling income of $ 83,543 from Electrolux US, Italy, and Hungry in second quarter 2010.

In summary, for the three months ended June 30, 2010, the Company incurred the total revenue of  $3,251,138 and cost of goods sold $ 2,933,763 respectively.

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

Flurida Group also purchased the products from suppliers, Qingdao Fubida Electronics Co., Ltd, Shanghai Fulu International Trading Co., Ltd, and Chuzhou Fuda Mechanical and Electronics Co., Ltd on purchase orders basis.

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

Chuzhou Fuda  Mechanical & Electronics Co., Ltd. owned 100% indirectly by Jianfeng Ding and Yaru Huang, husband and wife is an appliance components and sub-assemblies manufacturer established on March 18, 2008. Chuzhou Fuda is located in Chuzhou City, Anhui Province, China. The plant space is around 100,000sq. ft. with 18 molding machine up to 800 metric ton and 6 assemblies lines for appliance components and assemblies.

Shanghai Fulu International Trading Co., Ltd. a trading company established in 2007, located at Shanghai, China, 100% owned indirectly by Jianfeng Ding and Yaru Huang.

In the three months period end June 30, 2010, Flurida Group, Inc. purchased icemakers and motors from Zhong Nan Fu Rui at total cost of $ 2,232,132 for FOB shipping point at Qingdao, China.  The total parts price from Zhong Nan Fu Rui consists of 80% of direct manufacturing materials and labor, 10% of allocated manufacturing overhead, and 10% of profit margin.

The Company purchased icemakers from Chuzhou Fuda Mechanical and Electronics Co., Ltd. at total cost of $ 275,127 for FOB shipping point at Nanjing, China.

Flurida Group, Inc. also purchased motors, refrigerator relating parts, and dac boxes from Qingdao Fubida Electronics Co., Ltd. at total cost of $ 338,616 for FOB shipping point at Qingdao, China.

In addition, Flurida Group, Inc. purchased magnets from Shanghai Fulu International Trading Co., Ltd. a trading company established in 2007, located at Shanghai, China, 100% owned indirectly by Jianfeng Ding and Yaru Huang, at total cost of $ 50,728 for FOB shipping point at Shanghai, China.

To manufacture the related refrigerator appliance parts, Zhong Nan Fu Rui needs key parts made in USA, which were purchased through Flurida Group, Inc. in USA, and the company also needed to pay some freight expenses. All of the costs were $ 37,160.

Therefore, for the three months period ended June 30, 2010, the total cost of goods sold was $2,933,763.

Expense

Our operating expenses consist of selling, general and administrative expenses.

For the three months period ended June 30, 2010 and 2009, the company had a total of $ 229,256 and $ 84,178 operating expenses respectively. The primary reasons for this increase were increases in payroll expenses from $37,594 in the three months ended June 30, 2009 vs. $102,268 in the three months ended June 30, 2010.  And the increase in travel expenses from $17,063 in the three months ended June 30, 2009 vs. $37,052 in the three months ended June 30, 2010.  And the increase in professional expenses from $14,127 in the three months ended June 30, 2009 vs. $27,628 in the three months ended June 30, 2010.  Also, there’s an additional of $ 35,082 Certification and Commissions Expense of our products had made the operating expenses raise.

We expect selling, general, and administrative expenses to increase in future periods as we initiate a number of marketing and promotional activities.

For the six months ended June 30, 2009 vs. June 30, 2008.

Revenue

We had $ 4,545,077 revenue for the six months ended June 30, 2009.

As of June 30, 2010, the Company incurred the total revenue of $ 5,437,803 which is included $3,251,138 from 2nd quarter and $ 2,186,665 from 1st quarter 2010.

In addition to the information concerning revenues for the three month period ended June 30, 2010, with respect to revenues of $2,186,665 from 1st quarter 2010:

For the three months ended March 31, 2010, we had revenue of $2,186,665 from parts, motors and icemaker sales. All of our sales in the first three months ended March 31, 2010 were to Electrolux and its affiliates or sub-assemblers as well as to certain key parts made in the U.S. sold to Zhong Nan Fu Rui.

Cost of Revenue

Our Costs of Goods Sold, as we expected will increased slightly due to increasing Chinese Yuan’s currency exchange rate, labor costs, and raw materials.  We anticipate this trend to continue and may adjust our unit price upward to reduce the impact of rising costs.

Our Cost of Goods Sold for the six months ended June 30, 2009 was $4,142,081.

As of June 30, 2010, the Company incurred a total cost of good sold of $ 4,872,493 which is included $ 2,933,763 from 2nd quarter and $1,938,730 from 1st quarter 2010.

In addition to the cost of goods sold during the second quarter of 2010 described above, we had $1,938,730 in cost of goods sold from 1st quarter 2010 as follows:

In the period end March 31, 2010, Flurida Group, Inc. purchased icemakers and motors from Zhong Nan Fu Rui at total cost of $1,280,031 for FOB shipping point at Qingdao, China.

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

Expense

Our expenses consist of selling, general and administrative expenses.

We had $221,916 in expenses in the six months ended June 30, 2009 vs. $ 427,313 for the six months ended June 30, 2010, increase of $ 205,397 for the total operating expenses.  The primary reasons for this increase were specify by modifying the following: increases in payroll expenses from $ 90,905.22 in the six months ended June 30, 2009 vs. $ 211,004 in the six months ended June 30, 2009, and increases in professional and Certification fees from $44,327 in the six months ended June 30, 2009 vs. $ 93,822 in the six months ended June 30, 2009.

We expect selling, general, and administrative expenses to increase in future periods as we initiate a number of marketing and promotional activities.

Income Taxes

We are subject to income taxes in the U.S., while the subsidiary in Italy is subject to the income tax laws of Italy.  The representative sales office in China is not subject to Chinese income tax.

Net Income

As a result of the foregoing, we incurred a net income of $ 184,026 for the six month period ended June 30, 2009 and net income of $145,380 for the six month period ended June 30, 2010.

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

Foreign Currency Translation

The Company has determined the United States dollars to be its functional currency for Flurida Group USA; People’s Republic of China Chinese Yuan Renminbi to be its functional currency in Flurida Qingdao office; and European Euro to be its functional currency for our Italian subsidiary.  Assets and liabilities were translated to U.S. dollars at the period-end exchange rate.  The exchange rate of issuance of common stocks to shareholders was used as one U.S. dollar to 6.8 Chinese Yuan (RMB).  Statement of operations amounts were translated to U.S. dollars using the historic rate, i.e., the rate at first date of each month during the year.  Gains and losses resulting from translating foreign currency financial statements are accumulated in other comprehensive income (loss), a separate component of shareholders’ equity.

Liquidity and Capital Resources

	At June 30	At June 30
	2010	2009

Current Ratio	1.46	1.41
Cash	$127,783	$738,140
Working Capital	$1,379,020	$1,273,884
Total Assets	$4,385,921	$4,410,364
Total Liabilities	$2,994,123	$3,136,480

Total Equity	$1,391,798	$1,273,884

Total Debt/Equity	2.15	2.46

*Current Ratio = Current Assets /Current Liabilities

** Total Debt / Equity = Total Liabilities / Total Shareholders Equity.

The Company had cash and cash equivalents of $127,783 at June 30, 2010 and the working capital of $1,379,020.

The total debt of $2,994,123 for June 30, 2010 that is included the amount of $ 2,934,123 accounts payable and $ 60,000 unearned revenue.

Our independent auditor has indicated that there is substantial doubt about our ability to continue as a going concern due to the Company’s short operating history and heavy concentration of customers.  The Company’s short operating history and financial resources raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations.  The Company’s single most concentrated customer is Electrolux located in various countries.  If Electrolux discontinue the purchase which may be very unlikely in near future, the Company may face the ability to continue as a going concern.  However, from the period January to June 2010, the Company generated sales revenue of $5,437,803, and cumulative net income of $121,747 from December 19, 2006 (date of inception) through June 30, 2010, and besides, as of June 30, 2010, the cash and cash equivalent balance was $127,783, the management believes that the revenues will be generated and its cash flows will be maintained to cover its operational costs and the risk of going concern in long term is significantly low.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at June 30, 2010 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at June 30, 2010, our disclosure controls and procedures are effective.

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

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)                 Unregistered Sales of Equity Securities.

The Registrant did not sell any unregistered securities during the three months ended June 30, 2010.

(b)                 Use of Proceeds.

The Registrant did not sell any unregistered securities during the three months ended June 30, 2010.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved).

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

Flurida Group, Inc., a Nevada corporation

Title	Name	Date	Signature
Principal Executive Officer	Jianfeng Ding	August 10, 2010	/s/ Jianfeng Ding

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE
/s/ Jianfeng Ding	Jianfeng Ding	Principal Executive Officer and Director	August 10, 2010
/s/ Yaru Hang	Yaru Hang	Principal Financial Officer and Principal Accounting Officer	August 10, 2010

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

32.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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