Form 10-Q
period 2010-09-30
FLURIDA GROUP INC
filed 2010-11-22
CIK 1430960

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐ TRANSITION REPORT UNDER  SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _____________________ to ______________

Commission file number 333-151200

FLURIDA GROUP, INC.
((Exact name of registrant as specified in its charter)

Nevada	3469	26-0688130

(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	IRS I.D.

22 West Washington St., , Suite 1500 Chicago, IL	60602
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:  312-854-8052

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
Yes ☐ No ☒

As of September 30, 2010 there were 38,990,827 shares issued and outstanding of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

FLURIDA GROUP, INC.
(A Development Stage Enterprise)

Financial Statements
(Unaudited)

As of September 30, 2010, 2009

FLURIDA GROUP, INC.
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEETS

	September 30	December 31	December 31
	2010	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$418,427	$700,959	$605,932
Accounts receivable, net	2,464,031	876,375	479,431
Inventory	1,698,422	1,253,869	618,151
Total Current Assets	$4,580,880	$2,831,203	$1,703,514

Property, plant and equipment, net	$30,152	$-	$-
Other assets:
Loan to Supplier	$284,626	$278,091	$-
Accrued Interest Receivable	18,522	7,389	-
Deposit	6,264	-	-
Total Other Assets	$309,412	$285,480	$-

TOTAL ASSETS	$4,920,444	$3,116,683	$1,703,514

LIABILITIES & EQUITY
Current liabilities:
Account Payable	$3,405,784	$1,830,077	$626,868
Unearned Revenue	60,000	-	-
Credit Card Payable	-	656	1,269
Total Current Liabilities	$3,465,784	$1,830,733	$628,137
Stockholders' Equity:
Common stock, $0.001 par value;
200,000,000 shares authorized;
38,990,827 shares issued and outstanding.	$38,991	$38,991	$38,991

Paid-in capital	1,221,613	1,221,613	1,221,613

Deficit accumulated during the development stage	190,770	(23,633)	(214,698)

Accumulated other comprehensive Income(Loss)	3,286	48,979	29,471
Total stockholders' equity	$1,454,660	$1,285,950	$1,075,377

TOTAL LIABILITIES & EQUITY	$4,920,444	$3,116,683	$1,703,514

FLURIDA GROUP, INC.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF OPERATION

					Cumulative from
	Nine Months Ended		Three Months Ended		December 19, 2006
	September 30		September 30		(Date of Inception)
	2010	2009	2010	2009	to September 30, 2010
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Revenues:	$8,515,125	$7,767,522	$3,077,322	$3,222,445	$17,837,759
Cost of Goods Sold	7,618,019	7,007,089	2,745,526	2,865,007	16,178,426
Gross Profit	$897,106	$760,433	$331,796	$357,438	$1,659,333
Operating expenses:
Research and development	-	-	-	-	-
Selling, general and administrative expenses	635,318	436,133	208,173	214,217	1,507,060
Depreciation and amortization expenses	630	-	462	-	630
Total Operating Expenses	$635,948	$436,133	$208,635	$214,217	$1,507,690
Operating Income( Loss)	$261,158	$324,300	$123,161	$143,221	$151,643

Investment income, net	11,214	7,323	3,831	4,378	41,263
Interest Expense, net	1	-	1	-	626
Income(Loss) before taxes	272,371	331,623	129,991	147,599	192,280
Income tax expense	57,968	-	57,968	-	62,829
Net Income(Loss)	$214,403	$331,623	$69,023	$147,599	$129,452

Net Income(Loss) per common share-Basics	$0.01	$0.01	$0.00	$0.00	$0.00
Net Income(Loss) per common share-Diluted	$0.01	$0.01	$0.00	$0.00	$0.00

Other comprehensive Income(Loss), net of tax:
Foreign currency translation adjustments	(45,693)	13,470	(6,161)	27,430	3,286
Total other comprehensive Income(Loss)	$(45,693)	$13,470	(6,161)	27,430	$3,286
Comprehensive Income(Loss)	$168,710	$345,093	$62,862	$175,029	$132,738

FLURIDA GROUP, INC.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
FOR THE PERIOD ENDED September 30, 2010

				Deficit
				Accumulated	Accumulated
			Additional	During the	Other	Total
	Common Stock		Paid-in	Development	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stage	Income (Loss)	Equity
Net loss for the year ended December 31 , 2006				$(1,500)		$(1,500)
Balance, December 31, 2006				$(1,500)		$(1,500)
Proceeds from sale of common stock @0.001 per share on August 20, 2007	25,997,760	$25,998	$-	$-		$25,998
Issuance of common stocks to shareholder @0.05 per share on December 10, 2007	1,294,000	$1,294	$63,406			$64,700
Adjustment for Exchange rate changes					$(126)	$(126)
Net loss for the year ended December 31, 2007				$(19,119)		$(19,119)
Balance, December 31, 2007	27,291,760	$27,292	$63,406	$(20,619)	$(126)	$69,953
Issuance of common stocks to Williams @ 0.10 per share on April 15, 2008	50,000	$50	$4,950			$5,000
Issuance of common stocks to convert loans @0.10 per share on April 15, 2008	11,649,067	$11,649	$1,153,257			$1,164,906
Adjustment for Exchange rate changes					$29,597	$29,597
Net Loss for the period ended December 31, 2008				$(194,079)	$-	$(194,079)
Balance, December 31, 2008	38,990,827	$38,991	$1,221,613	$(214,698)	$29,471	$1,075,377
Adjustment for Exchange rate changes					$19,508	$19,508
Net Income for the year ended December 31, 2009				$191,065		$191,065
Balance, December 31, 2009	38,990,827	$38,991	$1,221,613	$(23,633)	$48,979	$1,285,950
Adjustment for Exchange rate changes					$(45,693)	$(45,693)
Net Income for the year ended September 30, 2010				$214,403		$214,403
Balance, September 30, 2010	38,990,827	$38,991	$1,221,613	$190,770	$3,286	$1,454,660

FLURIDA GROUP, INC.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF CASH FLOWS

					Cumulative from
	Nine Months Ended		Three Months Ended		December 19, 2006
	September 30		September 30		(Date of Inception)
	2010	2009	2010	2009	to September 30, 2010
Operating Activities:	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Net Income(Loss)	$214,403	$331,623	$69,023	$147,599	$190,770
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash portion of share based legal fee expense	-	-	-	-	5,000
Depreciation Expense	630	-	462	-	630
Inventory	(444,553)	(691,380)	49,914	(16,853)	(1,698,422)
Account Receivable	(1,587,656)	(1,500,615)	(274,999)	371,057	(2,464,031)
Accrued Interest Receivable	(11,133)	(3,691)	(3,750)	(3,691)	(18,522)
Overpayment Credit	-		15,129	-	-
Deposit	(6,264)	-	(6,264)	-	(6,264)
Unearned Revenue	60,000	-	-	-	60,000
Decrease Other Payable	-	-	-	-	(1,500)
Increase Account Payable	1,575,707	2,970,966	471,661	462,886	3,405,784
Decrease Credit card Payable	(656)	(1,269)	-	(1,532)	-
Net cash provided by operating activities	$(199,522)	$1,105,634	$321,176	$959,466	$(526,555)
Investing Activities:
Purchase of Furniture and Equipment	(30,782)	-	(17,836)	-	(30,782)
Net cash provided by investing activities	$(30,782)	$-	$(17,836)	$-	$(30,782)
Financing Activities:
Proceeds from issuance of common stock	-	-	-	-	90,698
Loan to Supplier	(6,535)	(278,091)	(6,535)	(278,091)	(284,626)
Repay loans to shareholders	-	-	-	-	(25,066)
Proceeds from loan from shareholders	-	-	-	-	1,191,472
Net cash provided by financing activities	$(6,535)	$(278,091)	$(6,535)	$(278,091)	$972,478
Effect of Exchange Rate on Cash	$(45,693)	$13,470	$(6,161)	$27,430	$3,286
Net increase (decrease) in cash and cash equivalents	$(282,532)	$841,013	$290,644	$708,805	$418,427
Cash and cash equivalents at beginning of the period	$700,959	$605,932	$127,783	$738,140	$-
Cash and cash equivalents at end of the period	$418,427	$1,446,945	$418,427	$1,446,945	$418,427

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A- BUSINESS DESCRIPTION

Flurida Group, Inc. (the “Company”), incorporated under the laws of Nevada on December 19, 2006, with registered address at 502 East John Street, Carson City, NV 89706.  Flurida Group, Inc. operates its business in USA as Flurida Group USA, Inc., the Company’s wholly owned branch located in the State of Illinois and has principle office at 22 West Washington ST, Suite 1500, Chicago, IL 60602.

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

 Property, Plant, and Equipment Depreciation

Property, plant, and equipment are stated at cost.  Depreciation is being provided principally by straight line methods over the estimated useful lives of the assets. As of September 30, 2010, the company has furniture and equipments at a cost of $30,782, and $630 of depreciation expense was recorded.

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

Accrued Interest Receivable

In July 1st, 2009, the company loan $278,090 to its main supplier Zhong Nan Fu Rui Mechanical electronics Co., Ltd at interest rate of 5.31%, term July 1, 2009 to June 30, 2010.  On August 10, 2010, additional loan of $6,535.59 was advanced to Zhong Nan Fu Rui Mechanical electronics Co., Ltd.  As of September 30, 2010, total of $18,522 accrued interest receivable with interest rate at 5.31% was incurred.

Unearned Revenue

One of the customers prepaid the Company $ 60,000 for a design of refrigerator part, which is the service income that the Company haven’t earned as of September 30, 2010.

Account Payable

The Company incurred accounts payable including professional fees, purchases, and other service fee payables. As of September 30, 2010, the company has account payable of 3,405,784, which included $ 2,888,154 for Zhong Nan Fu Rui, $ 395,998 for Chu Zhou Fu Da, $ 67,934 for Qiongdao Fu Bi Da, $ 14,278 for Shang Hai Fu Lu International Trading, and $ 39,420 for US suppliers.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenues

Revenues include sales of appliance parts in Asia, Europe, and North America.

Revenues are recognized from product sales upon shipment, which is the point in time when risk of loss is transferred to the customer, net of estimated returns and allowances.

Flurida Group, Inc had total revenue of $ 3,077,322 in third quarter ended at September 30, 2010.

From the period of July 1 to September 30, 2010, the Company sold total quantity of 26,509 icemakers and 505,008 motors to, Electrolux USA, located at Charlotte NC for sales of $ 1,778,346. The motors were manufactured and supplied by Zhong Nan Fu Rui; all the motors were shipped out at FOB shipping point Qingdao, China.  And the icemakers were manufactured and supplied by ChuZhou FuDa Mechanical & Electronics Co., Ltd; all the icemakers were shipped out at FOB shipping point Nanjing, China.

The Company sold total quantity of 30,240 motors to another US company, Master Precision Global (MPG), a sub-assembler to Electrolux, for $117,936. The motors were manufactured and supplied by Zhong Nan Fu Rui. and shipped out at FOB shipping point at Qingdao, China.

The Company sold 997 icemakers to Electrolux –Australia for $28,773. The icemakers were manufactured and supplied by Chu Zhou Fu Da Mechanical & Electronics; all the icemakers were shipped out at FOB shipping point Nanjing, China.

The Company also sold 3359 DAC Boxes to Electrolux –Sweden for $12,712. The DAC Box were manufactured and supplied by Qingdao Fu Bi Da; all the DAC Boxes were shipped out at FOB shipping point Qingdao, China.

The Company also sold 24,272 DAC Boxes, 22,464 Magnets, 17,920 Motors to Electrolux – Hungry for total $174,158. The DAC Boxes, magnets and Motors were manufactured and supplied by Zhong Nan Fu Rui, and Qingdao Fu Bi Da respectively; all the DAC Boxes magnet, and motors were shipped out at FOB shipping point Qingdao, China.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenues (Continued)

The Company sold 17,714 DAC Boxes, 22,284 Magnets, 1,000 motors to Electrolux –Italy for total $100,499. The DAC Boxes, magnets and Motors were manufactured and supplied by Zhong Nan Fu Rui, and Qingdao Fu Bi Da respectively; all the DAC Boxes magnets, and motors were shipped out at FOB shipping point Qingdao, China.

Also, the company sold some related refrigerator appliance parts to Electrolux North Carolina for $61,754. The parts were manufactured and supplied by Zhong Nan Fu Rui, and were shipped out at FOB shipping point at Qingdao, China.

In the third quarter of 2010, the company sold total quantity of 221,184 pieces of motors, to Stanco Metal Products for $651,636; the motors were manufactured and supplied by Zhong Nan Fu Rui, and all of those parts were shipped out at FOB shipping point at Qingdao, China.

There was also for parts sold to Zhong Nan Fu Rui for $139,321.

The company sold some other related refrigerator appliance parts for $ 12,186 worldwide; therefore, there was total $ 3,077,322 sales revenue for the period of July 1 to September 30, 2010.

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

The consolidated total payroll expense for the three month period ended September 30, 2010 was $99,589.  The payroll expenses details are listed as follows:

	Three Months Ended	Three Months Ended	Three Months Ended
	September 30, 2010	September 30, 2009	September 30, 2008
Payroll Expense - ER
Hosing public accumulate. fund -ER	0.00	0.00	384.78
Social insurance-ER	0.00	0.00	1,275.06
Payroll Expense - ER - Other	0.00	0.00	860.89
State Unemployment Tax	0.00	0.00	0.00
US Medicare Tax - ER	1,377.53	1,748.12	0.00
US Social Security Tax -ER	3,211.58	7,474.72	0.00
Total Payroll Expense - ER	4,589.11	9,222.84	2,520.73
Payroll Expenses - EE
Federal Tax Withholding	14,499.98	19,111.46	0.00
Net Wage Payment-EE	72,760.85	66,803.89	12,651.64
State Tax Withholding	3,150.00	3,816.80	0.00
Housing public accumulate fund -EE	0.00	0.00	384.79
Social Insurance-EE	0.00	0.00	432.90
US Medicare Tax -EE	1,377.53	1,748.12	0.00
US Net Salaries payment - EE	3,211.58	15,025.83	0.00
US Social Security Tax - EE	0.00	7,474.72	0.00
Payroll Expenses - EE - Other	0.00	0.00	0.00
Total Payroll Expenses - EE	94,999.94	113,980.82	13,469.33
Total Payroll Expenses	99,589.05	123,203.66	15,990.06

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

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Payroll Expense (Continue)

Started from January 2010, Flurida Group had salaries for officers Jianfeng Ding, Yaru Huang, and Ying Zhong for $200,000, $70,000, respectively. The Social Security tax and Medicare tax were paid by both employer and employees in USA; employees also withheld portion of Federal and State tax calculate by each individual’s status. All of the tax was submitted to Internal Revenue Service and local government at a monthly basis.

The nine month period ending payroll expense was listed as follows:

Flurida Group Payroll Expense

	Nine Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2008
Payroll Expense - ER
Hosing public accumulate fund -ER	0.00	361.48	1,130.03
Social insurance-ER	0.00	1,785.09	3,744.56
State Unemployment Tax	1,646.34	0.00	0.00
US Medicare Tax - ER	4,197.49	2,787.27	0.00
US Social Security Tax -ER	15,269.34	11,918.07	0.00
Payroll Expense - ER - Other	0.00	916.62	2,624.42
Total Payroll Expense - ER	21,113.17	17,768.53	7,499.01
Payroll Expenses - EE
Federal Tax Withholding	43,858.37	32,944.81	0.00
Housing public accumulate fund -EE	0.00	361.47	1,130.03
Net Wage Payment-EE	216,570.34	132,393.07	34,466.92
Social Insurance-EE	0.00	606.06	1,271.29
State Tax Withholding	9,584.40	5,966.80	0.00
US Medicare Tax -EE	4,197.49	2,787.27	0.00
US Net Salaries payment - EE	0.00	15,025.83	0.00
US Social Security Tax - EE	15,269.34	11,918.07	0.00
Payroll Expenses - Europe	0.00	0.00	31,632.82
Total Payroll Expenses - EE	289,479.94	202,003.38	68,501.06
Total Payroll Expenses	310,593.11	219,771.91	76,000.07

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Operating Expense

Below table list the detail selling, general and administrative expenses for nine months period from January 1 to September 30, 2010 and three months period ending September 30, 2010, 2009 were listed as follows:

	Nine Months Ended	Nine Months Ended	Three Months Ended	Three Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Expense
Administration Expense	9,090.75	135.00	3,273.05	0.00
Bank Service Charges	1,059.68	972.57	355.58	343.02
Business operation tax	578.65	2,869.80	0.00	0.00
Business Registration	973.50	650.00	0.00	0.00
Certification	51,129.21	39,446.76	16,208.27	39,446.76
Commission	32,968.93	0.00	11,703.20	0.00
Computer and Internet Expenses	1,027.43	2,664.51	520.18	2,664.51
Credit Card Finance Charge	234.95	0.00	185.00	0.00
Dues and Subscriptions	286.00	150.00	286.00	0.00
Flurida Europe Operating Exp	26,165.49	17,963.12	4,829.24	9,035.12
fuel charge	871.06	309.00	843.14	309.00
GIFT AND PROMOTION	6,982.78	93.24	4,542.04	93.24
Industry Show	100.00	17,517.08	0.00	622.08
Insurance Expense	1,011.53	9,223.10	980.50	3,423.57
Meals and Entertainment	4,418.75	2,340.84	2,198.27	719.33
Office Supplies	18,562.82	3,286.11	13,654.60	169.89
Other Expense	0.00	2,132.55	0.00	1,673.06
Parking fee	236.80	90.00	147.80	0.00
Total Payroll Expenses	310,593.11	219,771.91	99,589.05	123,203.66
Postage & Shipping	3,425.13	3,234.71	1,875.66	815.50
Total Professional Fees	60,032.77	51,615.20	1,494.00	7,288.20
Rent Expense	22,618.19	20,271.96	12,358.19	11,641.96
Repairs and Maintenance	1,529.26	0.00	1,058.53	0.00
Service Cost	5,963.50	0.00	963.50	0.00
Telephone Expense	6,147.73	3,935.77	2,208.29	887.18
Total Transfer Agent Service	940.00	1,450.00	300.00	200.00
Total Travel Expense	66,333.25	35,375.14	28,697.92	11,497.50
Utilities	2,037.40	634.42	-98.06	183.12
Total Expense	635,318.67	436,132.79	208,173.95	214,216.70

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

As of September 30, 2010, there were 36,951 icemakers and 36,288 motors in Electrolux Juarez warehouse for $542,298 as consignment inventories.

Also, there were 150,984 motors in Electrolux Anderson warehouse for $396,255 as consignment inventories.

Also, there are 12,015 pieces icemakers and 239,152 pieces motors in transit inventories for $ 759,869.

As a result, the company had total of $1,698,422 inventory as of September 30, 2010.

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

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – RELATED PARTY TRANSACTIONS

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of September 30, 2010, total 30,129,960 shares were issued to officers and directors.  Please see the table below for details:

Name	Total Shares	Total Amount	Percentage
Fenglan Li	165,000	15,750	0.42%
Fuling Li	115,000	10,750	0.29%
Ying Zhong	2,000,000	200,000	5.13%
Gian Franco Barbieri	102,000	9,700	0.26%
Xiaoyong Fu	750,000	75,000	1.92%
Jianfeng Ding & Yaru Huang	26,997,760	323,998	69.24%
Total	30,129,760	$635,198	77.26%

* Based on total issued shares as of September 30, 2010: 38,990,827.

Cost of Goods Sold

The Company’s purchase is primarily from suppliers, Zhong Nan Fu Rui Mechanical Electronics Manufacturing Co., Ltd., Qingdao Fu Bi Da, Chuzhou Fuda, and Shanghai Fulu, all are owned 100% by the founder of the Company, Jianfeng Ding.  Due to Jianfeng Ding, and Yaru Huang, husband and wife, combined hold 74.37% issued common shares for Flurida Group, Inc., all the entities, Zhong Nan Fu Rui Mechanical Electronics Manufacturing Co., Ltd., and Qingdao Fu Bi Da, Chuzhou Fuda, and Shanghai Fulu are under common control according to EITF 02-5.

The products the Company sold were manufactured in China primarily by Zhong Nan Fu Rui Mechanical Electronics Manufacturing Co., Ltd. (“Zhong Nan Fu Rui”), Qingdao Fu Bi Da, and Chuzhou Fuda.  Zhong Nan Fu Rui was established in 2005 specializing in home appliance components and subassemblies, Qingdao Fu Bi Da was established in 2003, and Chuzhou Fuda was established in 2009.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – RELATED PARTY TRANSACTIONS

Cost of Goods Sold

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

There is no any relationship for Zhong Nan Fu Rui’s manufacturing historic costs with Flurida Group’s inventory value.  Specifically, Flurida’s inventory value is equal to the purchase price or actual cost of the parts purchased from Zhong Nan Fu Rui, and the purchase price of the parts will be fair market price.  Flurida Group, Inc. will adopt the first-in and first-out inventory system according to generally accepted accounting

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – RELATED PARTY TRANSACTIONS (Continued)

Cost of Goods Sold (Continued)

principles in USA. The management of Zhong Nan Fu Rui disclosed to Flurida Group,Inc. that, Zhong Nan Fu Rui  adopted the cost plus pricing policies with market adjustment, negotiable with customers.  Zhong Nan Fu Rui adopted the cost plus system for all the products for all customers including the product, icemakers exclusively distributed by Flurida Group, Inc.  Specifically, the selling price is determined by total actual manufacturing cost of direct manufacturing materials (parts), direct manufacturing labor, and allocated manufacturing overhead cost, plus 5-10% of total manufacturing cost.  Zhong Nan Fu Rui’s minimum gross profit margin is 5%.

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

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – RELATED PARTY TRANSACTIONS (Continued)

Cost of Goods Sold (Continued)

For the three months period end September 30, 2010, Flurida Group, Inc. purchased icemakers and motors from Zhong Nan Fu Rui at total cost of $ 1,980,336 for FOB shipping point at Qingdao, China.  The total parts price from Zhong Nan Fu Rui consists of 80% of direct manufacturing materials and labor, 10% of allocated manufacturing overhead, and 10% of profit margin.

For the three months period end September 30, 2010, The Company purchased icemakers from Chuzhou Fuda Mechanical and Electronics Co., Ltd. at total cost of $395,998 for FOB shipping point at Nanjing, China.

Flurida Group, Inc. also purchased motors, refrigerator relating parts, and DAC boxes from Qingdao Fubida Electronics Co., Ltd. at total cost of $174,154 for FOB shipping point at Qingdao, China, for the three months period end September 30, 2010.

In addition, Flurida Group, Inc. purchased magnets from Shanghai Fulu International Trading Co., Ltd. a trading company established in 2007, located at Shanghai, China, 100% owned indirectly by Jianfeng Ding and Yaru Huang, at total cost of $ 20,928 for FOB shipping point at Shanghai, China for three months period end September 30, 2010.

To manufacture the related refrigerator appliance parts, Zhong Nan Fu Rui needs key parts made in USA, which were purchased through Flurida Group, Inc. in USA, and the company also needed to pay some freight expenses. All of the costs were $ 124,196 for three months period end September 30, 2010.

For the period ended June 30, 2010, the company had $ 1,748,336 inventories.

The company had total purchase of $2,695,612 for the period of July 1 to September 30, 2010; and had inventories of $ 1,698,422 as of September 30, 2010.

Therefore, there was total of $ 2,745,526 cost of good sold for the three months period ended September 30, 2010.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – RELATED PARTY TRANSACTIONS (Continued)

Loan to Supplier

At July 1st, 2009, Flurida Group, Inc. loan $278,091 to the company’s primary supplier, Zhong Nan Fu Rui. The outstanding balance bears interest at 5.31%, pursuant to a written agreement, for the term from July 1st 2009 to June 30th 2010. This receivable was due on demand.  At July 1st 2010, the loan agreement is renewed for another year by both parties at an interest rate of 5.31%.

On August 6, 2010, the Company advanced additional $6,535.59 to related party supplier, Zhong Nan Fu Rui for the same interest of $5.31% without written agreement.  The payment term is on demand.

NOTE D – SHAREHOLDERS’ EQUITY

During the year ended December 31, 2008, Flurida Group, Inc has issued total 11,699,067 new shares on April 15, 2008, including 11,649,067 shares issued to loan holders who converted all the loans to common shares. At the year ended December 31, 2008, Flurida Group, Inc. incurred net loss of $ (194,079). Therefore, the total stockholders’ equity balance at December 31, 2008 was $1,075,377.

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

There were no new shares issued during the period ending September 30, 2010.  ..

Therefore, as of September 30, 2010 total shares issued and outstanding are 38,990,827.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE E – GOING CONCERN

The Company’s short operating history and financial resources raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations.  From the period July 1 to September 2010, the Company generated sales revenue of $3.077,322, and cumulative net income of $190,770 from December 19, 2006 (date of inception) through September 30, 2010.  The Company’s single most concentrated customer is Electrolux located in various countries.  If Electrolux discontinue the purchase which may be very unlikely in the near future, the Company may face the ability to continue as a going concern.  However, due to the close relationship between the Company and its suppliers, Zhong Nan Fu Rui and Qingdao Fubida Electronics Co., which are 100% owned by the founder, Jianfeng Ding, Zhong Nan Fu Rui and Qingdao Fubida Electronics Co.’s current customers can be served by the Company for the same quality of products and services.  Besides, as of September 30, 2010, the cash and cash equivalent balance was $418,427, the management believes that the revenues will be generated and its cash flows will be maintained to cover its operational costs and the risk of going concern in long term is low.

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

Overview

Our business is primarily the sale of appliance parts in Asia, Europe, North and South America and Australia.  The main products that we sell to these markets are icemakers, motors, appliance assemblies.

These parts are manufactured in China by Zhong Nan Fu Rui Mechanical Electronics Manufacturing Co., Ltd. (“Zhong Nan Fu Rui”).

Zhong Nan Fu Rui was established in 2005 specializing in home appliance components and subassemblies manufacturing, and located in Qingdao City, Shandong Province, China.  On September 18, 2007, amended September 25, 2008 and further amended on August 4, 2008, Flurida Group, Inc. signed a long-term distribution agreement with Zhong Nan Fu Rui Mechanical Electronics Manufacturing Co., Ltd.  Zhong Nan Fu Rui is a Chinese manufacturing company owned 100% by Mr. Jianfeng Ding, our president.

Flurida Group also purchased the products from suppliers, Qingdao Fubida Electronics Co., Ltd, Chuzhou Fuda Mechanical & Electronics Co., Ltd. and Shanghai Fulu International Trading Co., Ltd on a purchase orders basis.

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

Chuzhou Fuda  Mechanical & Electronics Co., Ltd. owned 100% indirectly by Jianfeng Ding and Yaru Huang, husband and wife is an appliance components and sub-assemblies manufacturer established on March 18, 2008.  Chuzhou Fuda is located in Chuzhou City, Anhui Province, China. The plant space is around 100,000sq. ft. with 18 molding machine up to 800 metric ton and 6 assemblies lines for appliance components and assemblies. Chuzhou Fuda is expanding its facility and with plant building Phase II and Phase III under construction.

Shanghai Fulu International Trading Co., Ltd. a trading company established in 2007, located at Shanghai, China, 100% owned indirectly by Jianfeng Ding and Yaru Huang.

We mainly sell the following types of appliance parts:

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

☐
Shade Pole Motor and Motor Assembly for Refrigerator or Freezers:  The shade pole motor and motor assembly is a key part for refrigerators or freezers.  Flurida Group Inc’s motor part is designed and specified for the refrigerators or freezers made by Electrolux North America, an US company with its headquarter located at Charlotte, NC. Flurida also supplies the motors and motor assemblies to Electrolux Europe facilities in Italy, Hungary.

Results of Operations

For the three months ended September 30, 2010 vs. September 30, 2009.

Revenue

Flurida Group, Inc had total revenue of $3,077,322 in three months ended at September 30, 2010, compared with the three months revenue of $ 3,222,445 of 2009.

From the period of July 1 to September 30, 2010, the Company sold total quantity of 26,509 icemakers and 505,008 motors to, Electrolux USA, located at Charlotte NC for sales of $ 1,778,346. The motors were manufactured and supplied by Zhong Nan Fu Rui; all the motors were shipped out at FOB shipping point Qingdao, China. And the icemakers were manufactured and supplied by ChuZhou FuDa Mechanical & Electronics Co., Ltd; all the icemakers were shipped out at FOB shipping point Nanjing, China.

The Company sold total quantity of 30,240 motors to another US company, Master Precision Global (MPG), a sub-assembler to Electrolux, for $117,936. The motors were manufactured and supplied by Zhong Nan Fu Rui. and shipped out at FOB shipping point at Qingdao, China.

The Company sold 997 icemakers to Electrolux –Australia for $28,773. The icemakers were manufactured and supplied by Chu Zhou Fu Da Mechanical & Electronics; all the icemakers were shipped out at FOB shipping point Nanjing, China.

The Company also sold 3359 DAC Boxes to Electrolux –Sweden for $12,712. The DAC Box were manufactured and supplied by Qingdao Fu Bi Da; all the DAC Boxes were shipped out at FOB shipping point Qingdao, China.

The Company also sold 24,272 DAC Boxes, 22,464 Magnets, 17,920 Motors to Electrolux – Hungry for total $174,158. The DAC Boxes, magnets and Motors were manufactured and supplied by Zhong Nan Fu Rui, and Qingdao Fu Bi Da respectively; all the DAC Boxes magnet, and motors were shipped out at FOB shipping point Qingdao, China.

The Company sold 17,714 DAC Boxes, 22,284 Magnets, 1,000 motors to Electrolux –Italy for total $100,499. The DAC Boxes, magnets and Motors were manufactured and supplied by Zhong Nan Fu Rui, and Qingdao Fu Bi Da respectively; all the DAC Boxes magnets, and motors were shipped out at FOB shipping point Qingdao, China.

Also, the company sold some related refrigerator appliance parts to Electrolux North Carolina for $61,754. The parts were manufactured and supplied by Zhong Nan Fu Rui, and were shipped out at FOB shipping point at Qingdao, China.

In the third quarter of 2010, the company sold total quantity of 221,184 pieces of motors, to Stanco Metal Products for $651,636; the motors were manufactured and supplied by Zhong Nan Fu Rui, and all of those parts were shipped out at FOB shipping point at Qingdao, China.

There was also for parts sold to Zhong Nan Fu Rui for $139,321.

The company sold some other related refrigerator appliance parts for $ 12,186 worldwide; therefore, there was total $ 3,077,322 sales revenue for the period of July 1 to September 30, 2010.

In summary, for the three months ended September 30, 2010, the Company incurred the total revenue of $ 3,077,322 and cost of goods sold $ 2,745,526 respectively. The relatively reduced sales revenue compared with the 2009 third quarter was due to the decrease consignment sales to Electrolux USA and Electrolux Mexico’s for the products of icemakers and motors.

Cost of Revenue

Our Costs of Goods Sold, as we expected, increased slightly due to increasing Chinese Yuan’s currency exchange rate, labor costs, and raw materials.  We anticipate this trend to continue and may adjust our unit price upward to reduce the impact of rising costs.

The Company’s purchases are primarily from the supplier, Zhong Nan Fu Rui Mechanical Electronics Manufacturing Co., Ltd., owned 100% by the founder of the Company, Jianfeng Ding.  Due to Jianfeng Ding, and Yaru Huang being husband and wife, who combined hold 74.37% issued common shares for Flurida Group, Inc., the two entities, Flurida Group, Inc., and Zhong Nan Fu Rui Mechanical Electronics Manufacturing Co., Ltd., are under common control according to EITF 02-5.

The products the Company will sell are manufactured in China by Zhong Nan Fu Rui Mechanical Electronics Manufacturing Co., Ltd. (“Zhong Nan Fu Rui”).  It was established in 2005 specializing in home appliance components and subassemblies manufacturing, and located in Qingdao City, Shandong Province, China.  On September 18, 2007, amended September 25, 2008 and further amended on August 4, 2008, Flurida Group, Inc. signed a five year distribution agreement with Zhong Nan Fu Rui Mechanical Electronics Manufacturing Co., Ltd.  Zhong Nan Fu Rui is a Chinese manufacturing company owned 100% by Mr. Jianfeng Ding, our president.  Under the terms of the agreement Zhong Nan Fu Rui authorizes Flurida to be its exclusive sales agent for the ice making product lines, including icemaker and ice water dispensing systems all over the world. The ice making product lines shall include the products that Zhong Nan Fu Rui developed before the agreement signed and the products that will be developed solely by Zhong Nan Fu Rui during the term of the agreement. Zhong Nan Fu Rui is the exclusive supplier of the products we sell.  Although the distribution agreement requires that the purchase price we will pay for these products will be comparable to what the Flurida would have paid a non-related party in market price, Mr. Ding may face a conflict in calculating the price the products are sold to Flurida and the determining amount of products the Flurida purchase.  However, because Mr. Ding has a fiduciary duty to Flurida and the shareholders, he has indicated that he will assure strict adherence to this provision of the agreement and will not require Flurida to purchase a quantity of products in excess of that which Flurida can reasonably afford or reasonably expect to sell in within two to three months of our purchase of the products.

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

Flurida Group, Inc. and Zhong Nan Fu Rui operate independently.  Zhong Nan Fu Rui, as a Chinese local manufacturer, records their manufacturing costs and inventories based on the Chinese accounting regulations rulings.  But, when Flurida Group, Inc. purchases the parts from Zhong Nan Fu Rui, Flurida Group will record the actual costs paid to Zhong Nan Fu Rui as the costs for inventory of Flurida Group, Inc.  There is not any relationship for Zhong Nan Fu Rui’s manufacturing historic costs with Flurida Group’s inventory value.  Specifically, Flurida’s inventory value is equal to the purchase price or actual cost of the parts purchased from Zhong Nan Fu Rui, and the purchase price of the parts is the fair market price, or comparable to what the Flurida would have paid a non-related party in market price, per the agreement described above.  Flurida Group, Inc. will adopt the first-in and first-out inventory system according to generally accepted accounting principles in USA.

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

For the three months period end September 30, 2010, Flurida Group, Inc. purchased icemakers and motors from Zhong Nan Fu Rui at total cost of $ 1,980,336 for FOB shipping point at Qingdao, China. The total parts price from Zhong Nan Fu Rui consists of 80% of direct manufacturing materials and labor, 10% of allocated manufacturing overhead, and 10% of profit margin.

For the three months period end September 30, 2010, The Company purchased icemakers from Chuzhou Fuda Mechanical and Electronics Co., Ltd. at total cost of $395,998 for FOB shipping point at Nanjing, China.

Flurida Group, Inc. also purchased motors, refrigerator relating parts, and DAC boxes from Qingdao Fubida Electronics Co., Ltd. at total cost of $174,154 for FOB shipping point at Qingdao, China, for the three months period end September 30, 2010.

In addition, Flurida Group, Inc. purchased magnets from Shanghai Fulu International Trading Co., Ltd. a trading company established in 2007, located at Shanghai, China, 100% owned indirectly by Jianfeng Ding and Yaru Huang, at total cost of $ 20,928 for FOB shipping point at Shanghai, China for three months period end September 30, 2010.

To manufacture the related refrigerator appliance parts, Zhong Nan Fu Rui needs key parts made in USA, which were purchased through Flurida Group, Inc. in USA, and the company also needed to pay some freight expenses. All of the costs were $ 124,196 for three months period end September 30, 2010.

For the period ended September 30, 2010, the company had $ 1,748,336 inventories.

The company had total purchase of $2,695,612 for the period of July 1 to September 30, 2010; and had inventories of $ 1,698,422 as of September 30, 2010.

Therefore, there was total of $ 2,745,526 cost of good sold for the three months period ended September 30, 2010 compared with $ 2,865,007 cost of good sold for the three months period ended September 30, 2009.

Expense

Our operating expenses consist of selling, general and administrative expenses.

For the three months period ended September 30, 2010 and 2009, the company had a total of $208,173 and $214,217 operating expenses, respectively. There was slight decrease of selling, general and administrative due to the payroll decrease in 3rd quarter payroll expenses from $123,203 in the three months ended September 30, 2009 vs. $99,589 in the three months ended September 30, 2010. Three month payroll expense decrease may be due to the office assistant's left in USA's office, her left caused the temporarily payroll expense decrease.  Now after hire a new assistant, in the future the payroll expense may be expected more expensive.

We expect selling, general, and administrative expenses to increase in future periods as we initiate a number of marketing and promotional activities.

For the nine months ended September 30, 2010 vs. September 30, 2009.

Revenue

We had $ 8,515,125 revenue for the nine months ended September 30, 2010, versus $7,767,522 for the nine months ended September 30, 2009, increased by 9 % compared with the same nine months period of 2009.

As of September 30, 2010, the Company incurred the total revenue of $8,276,672 which is included $3,251,138 from 2nd quarter, and $ 2,186,665 from 1st quarter 2010.

Cost of Revenue

Our Costs of Goods Sold, as we expected will increased slightly due to increasing Chinese Yuan’s currency exchange rate, labor costs, and raw materials.  We anticipate this trend to continue and may adjust our unit price upward to reduce the impact of rising costs.

Our Cost of Goods Sold for the nine months ended September 30, 2010 was $ 7,618,019 and $7,007,089 compared with the nine months period ended September 30, 2009. The Cost of Goods Sold was increased by 8.7 % comparable with the compared with the same nine months period of 2009.

Accounts Receivable

Our accounts receivable for the period ended September 30, 2010 was $ 2,464,031, and $1,980,046 compared with the nine months period ended September 30, 2009. The significant increase of accounts receivable was due to the increase of 90-day terms consignment sales with our customer, Electrolux. At such 90-days terms, we need to ship our products to Electrolux sites, then we can recognize our revenues by either Electrolux utilize our products or wait for 90 days. After the sales revenue recognition, Electrolux still made payment in significant slow paces, so that we accumulated increased accounts receivables.

Accounts Payable

Our accounts payable for the period ended September 30, 2010 was $ 3,405,784, and $ 3,597,834 compared with the period ended September 30, 2009.

Expense

Our operation expenses mainly consist of selling, general and administrative expenses.

We had $635,948 in operation expense in the nine months ended September 30, 2010 vs. $436,133 for the nine months ended September 30, 2010, increase of $199,815 for the operating expenses.  The primary reasons for this increase were specify by modifying the following: increases in payroll expenses from $219,772 in the nine months ended September 30, 2009 vs. $310,593 in the nine months ended September 30, 2010, and increases in travel expenses from $35,375 in the nine months ended September 30, 2009 vs. $66,333 in the nine months ended September 30, 2010. In addition, in 2010, the Company incurred additional selling expense for commission expense of $32,969, compared with nine month period ended September 30, 2009.

We expect selling, general, and administrative expenses to increase in future periods as we initiate a number of marketing and promotional activities.

Income Taxes

We are subject to income taxes in the U.S., while the subsidiary in Italy is subject to the income tax laws of Italy.  The representative sales office in China is not subject to Chinese income tax.

Income Taxes were estimated and accrued based on the income tax rate estimation. The income taxes of $ 54,474, was estimated and accrued.

Net Income

As a result of the foregoing, we incurred a net income of $ 214,403 for the nine month period ended September 30, 2010 and net income of $331,623 for the nine month period ended September 30, 2009.

Commitments and Contingencies

The Company has signed a long-term distribution agreement with Zhong Nan Fu Rui Mechanical Electronics Manufacturing Co., Ltd.  Zhong Nan Fu Rui is a Chinese manufacturing company owned 100% by Mr. Jianfeng Ding, also the founder of Flurida Group, Inc.  Also, in September 2008, the company signed a consigned inventory agreement with an US company, Electrolux Home Products DE Mexico, S.A.DEC.V (Electrolux).

Foreign Currency Translation

The Company has determined the United States dollars to be its functional currency for Flurida Group USA; People’s Republic of China Chinese Yuan Renminbi to be its functional currency in Flurida Qingdao office; and European Euro to be its functional currency for our Italian subsidiary.  Assets and liabilities were translated to U.S. dollars at the period-end exchange rate.  The exchange rate of issuance of common stocks to shareholders was used as one U.S. dollar to 6.5 Chinese Yuan (RMB).  Statement of operations amounts were translated to U.S. dollars using the historic rate, i.e., the rate at first date of each month during the year.  Gains and losses resulting from translating foreign currency financial statements are accumulated in other comprehensive income (loss), a separate component of shareholders’ equity.

Liquidity and Capital Resources

	At September 30	At September 30
	2010	2009

Current Ratio	1.42	2.76
Cash	$418,427	$1,446,945
Woking Capital	$1,424,508	$1,103,820
Total Assets	$4,920,444	$1,731,957
Total Liabilities	$3,465,784	$628,137

Total Equity	$1,454,660	$1,103,820

Total Debt/Equity	2.38	0.57
*Current Ratio = Current Assets /Current Liabilities

** Total Debt / Equity = Total Liabilities / Total Shareholders Equity.

The Company had cash and cash equivalents of $ 418,427 at September 30, 2010 and the working capital of $ 1,424,508 .

The total debt of $ 3,465,784 for September 30, 2010 that is included the amount of $ 3,405,784 accounts payable and $60,000 unearned revenue.

Our independent auditor has indicated that there is substantial doubt about our ability to continue as a going concern due to the Company’s short operating history and heavy concentration of customers. The Company’s short operating history and financial resources raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations. The Company’s single most concentrated customer is Electrolux located in various countries. If Electrolux discontinue the purchase which we believe may be unlikely but could occur in near future, the Company may face the ability to continue as a going concern. However, from the period January to September 2010, the Company generated sales revenue of $ 8,515,125, and cumulative net income of $ 190,770 from December 19, 2006 (date of inception) through September 30, 2010, and further, as of September 30, 2010, the cash and cash equivalent balance was$ 418,427. Thus, the management believes that the revenues will be generated and its cash flows will be maintained to cover its operational costs for the next 12 months.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act) during the fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)                 Unregistered Sales of Equity Securities.

The Registrant did not sell any unregistered securities during the three months ended September 30, 2010.

(b)                 Use of Proceeds.

The Registrant did not sell any registered securities during the three months ended September 30, 2010.

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

Flurida Group, Inc., a Nevada corporation

Title	Name	Date	Signature
Principal Executive Officer	Jianfeng Ding	November 20, 2010	/s/ Jianfeng Ding

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE
/s/ Jianfeng Ding	Jianfeng Ding	Principal Executive Officer and Director	November 20, 2010
/s/ Yaru Hang	Yaru Hang	Principal Financial Officer and Principal Accounting Officer	November 20, 2010

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

32.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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