Form 10-K/A
period 2009-12-31
FLURIDA GROUP INC
filed 2010-12-02
CIK 1430960

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
 (Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of outstanding shares of Registrant’s Common Stock, $0.001 par value, was 38,990,827 shares as of March 31, 2010.

TABLE OF CONTENTS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
AND INFORMATION

This Annual Report on Form 10-K/A, the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission, or SEC, and public announcements that we have previously made or may subsequently make include, may include, incorporate by reference or may incorporate by reference certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to enjoy the benefits of that act. Unless the context is otherwise, the forward-looking statements included or incorporated by reference in this Form 10-K/A and those reports, statements, information and announcements address activities, events or developments that Flurida Group, Inc. (hereinafter referred to as “we,” “us,” “our,” “our Company” or “Flurida Group”) expects or anticipates, will or may occur in the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed elsewhere in this Report.

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

Please update the following:

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

None

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Trading History

Our common stock is quoted on the Over-The-Counter Bulletin Board under the symbol “FLUG.”

Bid Information*

Financial Quarter Ended	High Bid	Low Bid
December 31, 2009	$0.55	$0.10
September 30, 2009	$0.55	$0.10
June 30, 2009	$0.20	$0.10
March 31, 2009	$0.20	$0.10

* The quotation do not reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

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

The cost of goods sold in the Statements of Operations includes costs of products purchased from suppliers, shipping costs or freight in costs for the products shipping FOB port China, warehouse costs, and other costs if any directly related to the products inspection, duty and custom taxes of products, internal transfer costs if any. The selling, general and administrative expense includes operation expense such as travel, professional, office rent, telephone, wages and salaries for management and administrative employees, and other expense related to operation. There was no allocation of portion of any selling, general and administrative expense to the cost of goods sold.

Our gross margin may not be comparable to those of other entities, since some other entities may include all or allocate portion of the costs related to their distribution network into cost of goods sold.

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

We paid no income taxes for the year ended December 31, 2006, December 31, 2007 and December 31, 2008 due to the net operation loss. We incurred income tax expense of $31,703 for the year ended December 31, 2009.

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

*Current Ratio = Current Assets /Current Liabilities

** Total Debt / Equity = Total Liabilities / Total Shareholders Equity.

The Company’s overall working capital was increased in 2009 comparing to the year 2008, and 2007, due to the overall increase of sales and the increase of the accounts receivable; however, the Company’s current ratio was decreased in 2009 comparing to the year 2008 due to the increase of the accounts payable.

Currently the Company has a sales agreement with Electrolux, such agreement require the Company to supply the motors, ice makers, and other parts based on Electrolux’s needs. The management projected that the needs for our Company’s products shall be stable with slight increase worldwide. However, due to the consignment arrangement with Electrolux, the Company would keep certain level of consignment inventory to meet the Electrolux’s requirements. In addition, due to the consignment terms with Electrolux, the sales would be recognized when the Electrolux withdraw the products or the consignment inventory at Electrolux’s warehouse for 60 days. In our due course of business dealing with Electrolux’s consignment sales, all the sales incurred in 2009 were for the products withdrew before the 60 days terms, i.e., the products might be considered as sales automatically based on the consignment terms. After the products withdrew by Electrolux, the Company may receive the payment in 30 days. Therefore, in general, there would be at least 90 days to collect payment after the products shipped to Electrolux’s warehouse. Such long payment cycle may cause the Company to set up the similar payment terms or arrangement with the Company’s suppliers, for example, the major supplier, Zhong Nan Fu Rui. Accordingly, the accounts payables would be increased too. Therefore, the management projected that the trend of decrease of current ratio may be continued in the year 2010, due to the possibilities of late payment of accounts receivables, and the increase of the accounts payables.

Our activities for generating cash flows were operating activities in 2009 and 2008. There were no investing and financing activities incurred for the year 2009, and 2008. The management will continue to focus on the operating activities, particularly focus on marketing, customer services, and general administrative activities to improve overall operation effectiveness. Specifically, the management believes that within the operating activities, the efforts of collecting accounts receivables and making payments of accounts payables still are the primary factors for the changes of cash flows in the year 2010 or later.

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

There were no new shares issued during the period ending December 31, 2009. Therefore, as of December 31, 2009 total shares issued and outstanding are 38,990,827

The total debt of $ 1,830,733 for December 31, 2009 includes $1,333,197 account payable to ZNFR Mechanical electronics Co, $ 91,841 account payable to SHFL International Trading co, $ 361,052 account payable to Qingdao Fubida Eletronic Co, other account payable of $ 43,986 and credit card payable of $ 656.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8. Financial Statements

FLURIDA GROUP, INC.
(A Development Stage Enterprise)

Audited Financial Statements

As of December 31, 2009, 2008, and 2007

Table of Contents

Independent Auditor’s Report on the Consolidated Financial Statements	F-3

Balance Sheets	F-4

Statement of Operation	F-5

Shareholders Equity	F-6

Cash Flow Statement	F-7

Notes to Financial Statements	F-8

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

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting (Continued)

The cost of goods sold in the Statements of Operations includes costs of products purchased from suppliers, shipping costs or freight in costs for the products shipping FOB port China, warehouse costs, and other costs if any directly related to the products inspection, duty and custom taxes of products, internal transfer costs if any.  The selling, general and administrative expense includes operation expense such as travel, professional, office rent, telephone, wages and salaries for management and administrative employees, and other expense related to operation.  There was no allocation of portion of any selling, general and administrative expense to the cost of goods sold.

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

Stock-Based Compensation

The Company accounts for stock issued for services using the fair value method.  In accordance with Emerging Issues Task Force (“EITF”) 96-18, the measurement date of shares issued for services is the date at which the counterparty’s performance is complete.

Basics and Diluted Net Loss Per Common Share

The Company computes per share amounts in accordance with FASB ASC 260, “Earnings per Share”.  ASC 260 requires presentation of basis and diluted EPS.  Basic EPS is computed by dividing the income (loss) available to Common Shareholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding during the periods.

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

Basics and Diluted Net Loss Per Common Share (Continued)

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

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenues

Net revenues include sales of appliance parts in Asia, Europe, and North America.  The summary of sales revenue by countries was listed as follows:

Summary of Revenues by Countries

	Year 2009	Year 2008	Year 2007

USA	$7,519,909.00	$960,476.00	-
Australia	52,924.00	-	-
Hungary	155,343.00	-	-
Italy	504,437.00	-	-
Sweden	1,971.00	-	-
China*	312,806.00	53,221.00	-
Total	$8,547,390.00	$1,013,697.00	$-

* China's sales were related party transactions.

 Flurida Group, Inc recognizes revenue for these products when it is realized or realizable and earned. Revenue is considered realized and earned when persuasive evidence of an arrangement exists.  For general sales, revenues are recognized from product sales upon shipment, which is the point in time when risk of loss is transferred to the customer, net of estimated returns and allowances.

On June, 2008, the Company signed a sales agreement with Electrolux, such agreement require the Company to supply the motors, ice makers, and other parts based on Electrolux’s needs.  The revenue for consignment sales would be recognized when the Electrolux withdraw the products or the consignment inventory at Electrolux’s warehouse for 60 days.

Under the term of the consignment sales agreement, the supplier, Flurida Group, Inc, agreed to produce, to maintain the transit the customized products per Electrolux’s specification. Electrolux maintain a storage location within Electrolux’s sites for consigned inventory. And Flurida Group, Inc is facilitated to use of Electrolux’s storage locations at such sites to the sale of products to Electrolux.  Electrolux will provide labor resources for receipt, stock up and pulls of consigned products.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenues (Continued)

Flurida Group, Inc., retains title and ownership of products while in transit to Electrolux’s site and while stored in the consigned inventory location.  Title and ownership will pass to Electrolux when they withdraw products from the consigned inventory location. Upon withdrawal, Electrolux will pay for it under the payment term stated in the purchasing order correspond with the withdraw products.  Products residing in the consigned inventory for 60 days with no activity due to non communicated demand change will no longer qualify for consignment, and will be considered as withdrawn product after 60 days.  Accordingly, title passage and invoicing shall occur on such products per the term.

As of December 31, 2009, the Company had total revenue of $ 8,547,390, including $6,401,011 consignment sales to Electrolux, and $ 2,146,379 general sales.  For the $6,401,011 consignment sales, $6,373,306 was for the sales recorded as a result of Electrolux’s withdrawal of products from the consignment locations; and $27,705 was due to the pass of 60 days with no activities based on the signed consignment sales agreement with Electrolux.

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

In 2009, the Company sold thermostats and other related key parts for icemakers and motors, to Zhong Nan Fu Rui, Qingdao Fubida Electronics Co., Ltd, and ChuZhou FuDa Electronics Co., Ltd. The parts were exclusively used for the icemakers and motors purchase order by Electrolux. Flurida Group purchased the parts from Wako Electronics, Inc., an US Company located at Louisville, KY 40299. Flurida Group also sold Rocker Switch, the key parts for icemakers, to Zhong Nan Fu Rui. The parts, Rocker Switch, were exclusively used for the icemakers purchase order by Electrolux. The Company purchased the parts, Rocker Switch, from CW Industries, an US Company located at Southampton, PA; and also Flurida Group purchased some other related key parts from corporate America, and then sold to Zhong Nan Fu Rui, Qingdao Fubida Electronics Co., and ChuZhou FuDa Electronics Co., Ltd. The total cost for all the parts purchased is $278,918. Then, Flurida Group, Inc. adds averaged 5% - 10% margin based on the cost of purchase, so, $ 312,806 were sold and invoiced to Zhong Nan Fu Rui and Qingdao Fubida Electronics Co., Ltd and ChuZhou FuDa Electronics Co., Ltd. For all the sales of $312,806, the Company took titles and responsible for the risks of loss to the parts prior to selling them to Zhong Nan Fu Rui, Qingdao Fubida Electronics Co., Ltd., and Chuzhou FuDa Electronics Co., Ltd.

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

On June, 2008, Flurida Group, Inc signed a consigned inventory agreement with Electrolux Home Products De Mexico, S.A. DEC.V. (Electrolux).  Under the term of the agreement, the supplier, Flurida Group, Inc, agreed to produce, to maintain the transit the customized products per Electrolux’s specification. Electrolux maintain a storage location within Electrolux’s Juarez site and Anderson site for consigned inventory. And Flurida Group, Inc is facilitated to use of Electrolux’s storage locations at such sites to the sale of products to Electrolux; Electrolux will provide labor resources for receipt, stock up, and pulls of consigned products. Flurida Group, Inc., retains title and ownership of products while in transit to Electrolux’s site and while stored in the consigned inventory location. Title and ownership will pass to Electrolux when they withdraw products from the consigned inventory location. Upon withdrawal, Electrolux will pay for it under the payment term stated in the purchasing order correspond with the withdraw products. Products residing in the consigned inventory for 60 days with no activity due to non communicated demand change will no longer qualify for consignment, and will be considered as withdrawn product after 60 days. Accordingly, title passage and invoicing shall occur on such product per the term.

According to the Section 6, Consignment Inventory Agreement with Electrolux, parts residing in the consigned inventory for 60 days with no activity due to non-communicated demand change will no longer qualify for consignment and will be considered as withdrawn product after 60 days.  Accordingly, title passage and invoicing shall occur on such product per the terms defined in Title section of the Consignment Inventory Agreement.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

According to the definitions of the Consignment Inventory Agreement, the “Communicated Demand Change” is defined as a change as push out the usage plan; push in the usage plan; quantity change or stop (no longer) use change:

•	For Push Out plan change: A push out plan of no more than 45 calendar days push out time will be accepted as a “communicated demand change”.
•	For Push In plan change: A push in change subject to confirmation of Electrolux, which depends on the transit time limitation and parts availability.
•
For Quantity change: An increase quantity change subject to confirmation of Electrolux, which depends on safety inventory status, transit time limitation and parts availability.  An decrease quantity change will be seem as a Push Out change stated above if the total quantity in-process, in-transit and in-inventory can be used up eventually within 12 months from the date of change.  A decrease quantity change will be seem as a Stop Use change stated below if the total quantity in-process, in-transit and in-inventory can not be used up eventually within 12 months from the date of change.

•
For Stop (no longer) Use change:  An official notice in written should be done by Electrolux no longer than 12 weeks before the needed date (planned using date) on the Electrolux supplier website or in any previous official requirements.

As of December 31, 2009, the Company incurred total amount of $24,931.20 consignment inventory with no activity for 60 days, and the sales revenue was recognized for $27,705.  The invoice amount for $27,705 is still outstanding accounts receivable.

At the year ended December 31, 2008, there’s total $618,151 inventory for the Company that had sold out in the 1st quarter of 2009.  The consignment inventory amount was $501,727.

At the year ended December 31, 2009, there was $1,253,869 inventory for Flurida Group, Inc.

As of December 31, 2009, there were 39,372 icemakers and 61,992 motors in Electrolux Juarez warehouse for $602,091 as of consignment inventory.  Also, there were 122,472 motors in Electrolux Anderson warehouse for $293,071 as of consignment inventory.  Therefore, total consignment inventory was $895,262.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

The company also had 151,200 motor at total cost of $ 358,706 that had been shipped out at FOB shipping point Qingdao, China. Those purchases haven’t considered as a sale or a consignment inventory at the year ended December 31, 2009. Therefore, it’s the inventory of $358,706 for Flurida Group, Inc.

As a result, the company had total of $1,253,869 inventory in the fiscal year end of 2009.

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

Income Tax

The Company uses the liability method of accounting for income taxes pursuant to FASB ASC 740-10-50.  Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial amounts at year end.

For federal income tax purposes, substantially all expenses must be deferred until the Company commences business and then they may be written off over a 60-month period. These expenses will not be deducted for tax purposes and will represent a deferred tax asset. The Company has provided a valuation allowance in the full amount of the deferred tax asset since there is no assurance of future taxable income. Tax deductible losses can be carried forward for 20 years until utilized for federal income tax purposes.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company has incurred net losses since inception. The Company has not reflected any benefit of such net operating loss carry forward in the accompanying financial statements for the year 2008, and 2007 respectively.  In the year 2009, the Company incurred operating income of $211,737, and after carry forward the total deductible carry forward loss of $37,296 at USA operation, the Company incurred the net income tax expense of $31,703 for the year 2009.

The income tax benefit differed from the amount computed by applying the US federal income tax rate of 34% to net loss as a result of the following:

	2009	2008	2007
	%	%	%
Computed expected tax benefit	(34.00)	(34.00)	(34.00)
State income tax, net of federal benefit	(7.30)	(7.30)	(7.30)
Change in federal tax rate apportionment	19.00	19.00
Change in valuation allowance	22.30	22.30

Income tax benefit	(41.30)	-	-

As of 2009, the total $37,296 of operation loss incurred in USA was carried forward.  The remaining balance of operation loss in Italy can be carried forward in 20 years starting from the date the operating loss occurred.

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets as of December 31, 2009, 2008, and 2007 are presented below:

Deferred Tax Assets:
	2009	2008	2007
Organizational start-up costs	$-	$-	$-
Valuation allowance	-	-	-

Net deferred tax assets	$-	-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible.

In the years 2009, 2008, and 2007, there were no deferred tax assets.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company filed Form 1120 to Internal Revenue Service and IL 1120 to the State of Illinois.  There was no income tax for the State of Nevada.  China’s Qingdao representative office expenditures will be reported in the Company’s U.S. tax return Form 1120.  Flurida Group European reported income tax return to Italy government and there was no income tax incurred in Italy due to the net operating loss.

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

NOTE C – RELATED PARTY TRANSACTIONS

The following related party transactions were identified in balance sheets and statements of operations, and listed as follows:

Summary of Related Party Transactions in Balance Sheets

	12/31/2009	12/31/2008	12/31/2007
Accounts Receivable Balance from:
Chuzhou Fuda	$24,438.47	-	-
Zhong Nan Fu Rui	30,726.21	18,551.00	-
Total Accounts Receivable from Related Party	$55,164.68	$18,551.00	-

Loans to Supplier:
Zhong Nan Fu Rui	278,090.83	-	-

Accrued Interest Receivable from:
Zhong Nan Fu Rui	7,389.00	-	-

Accounts Payable to:
Qingdao Fubida Electronic Co.	361,052.36	-	-
Shanghai Fulu International	92,615.09	-	-
Zhong Nan Fu Rui	1,362,348.10	610,813.35	-
Total Accounts Payable to Related Party	$1,816,015.55	$610,813.35	-

Summary of Related Party Transactions in Statements of Operation

	12/31/2009	12/31/2008	12/31/2007
Revenue from:
Zhong Nan Fu Rui	$280,857.05	$53,221.44	-
Qingdao Fubida Electronic Co.	7,510.80	-	-
Chuzhou Fuda	24,438.47	-	-

Total Revenues from Related Party	$312,806.32	$53,221.44	-

Cost of Goods Sold:
Zhong Nan Fu Rui	3,524,053.00	$912,381.27	-
Qingdao Fubida Electronic Co.	3,256,052.00	-	-
Shanghai Fulu International	70,459.00	-	-

Total Cost of Goods Sold from Related Party	$6,850,564.00	$912,381.27	-

Accounts Receivable & Revenue

Accounts receivable balance of $24,438.47 from Chuzhou Fuda was due to the sales of appliance parts, for the total sales revenue of $24,438.47 as of December 31, 2009.  The accounts receivable balance of $30,726.21 was due to the total sales of ice maker and motor parts to Zhong Nan Fu Rui, for the total sales of $280,857.05 to Zhong Nan Fu Rui in 2009.

There was accounts receivable balance of $18,551 for the sales of ice maker and motor parts $53,321.44 to Zhong Nan Fu Rui in 2008.

There were no related party sales transactions in 2007.

Accounts Payable

Accounts payable balance of $361,052.36 to Qingdao Fubida was due to the purchase of icemakers, magnets, and DAC boxes for the total purchase cost of $3,474,445 in the year 2009.  Accounts payable balance of $92,615.09 to Shanghai Fulu was due to the purchase of icemakers and magnets for the total purchase cost of $123,570 in the year 2009.  Accounts payable balance of $1,362,348.10 to Zhong Nan FU Rui was due to the purchase of icemakers and motors for the total purchase cost of $4,506,418 in the year 2009.

Accounts payable balance of $610,813.35 to Zhong Nan Fu Rui was due to the purchase of icemakers and motors for the year 2008.

There were no related party purchase transactions in 2007.

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

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosures

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer/Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2009. Based upon such evaluation, the Chief Executive Officer/ Chief Financial Officer has concluded that, as of December 31, 2009, the Company’s disclosure controls and procedures were not effective. This conclusion by the Company’s Chief Executive Officer/ Chief Financial Officer does not relate to reporting periods after December 31, 2009.

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

The material weakness relates to the following:

1.  Accounting and Finance Personnel Weaknesses – Our current accounting staff is relatively small and we do not have the required infrastructure of meeting the higher demands of being a U.S. public company. This material weakness also relates to a lack of personnel with expertise in preparing financial statements in accordance with U.S. GAAP, in addition to the small size of the staff.

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

This annual report does not include an attestation report of the Company s registered public accounting firm regarding internal control over financial reporting. Management s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K/A.

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

Family Relationships

Jianfeng Ding and Yaru Huang are husband and wife.

Legal Proceedings

No officer, director, promoter or significant employee has been involved in the last five years in any of the following:

☐	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

☐	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

☐
Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

☐
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

Name	Title	Year	Salary	Bonus	Stock awards	Option awards	Non equity incentive plan compensation	Non qualified deferred compensation	All other compensation	Total
Jianfeng Ding	Chairman CEO	2008	0	0	0	0	0	0	0	0
		2009	150,000	0	0	0	0	0	0	0
Yaru Huang	CFO	2008	0	0	0	0	0	0	0	0
		2009	60,000	0	0	0	0	0	0	0
Ying Zhong	Director	2008 2009	0 40,000

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

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 38,990,827 shares of common stock outstanding as of March 22, 2010.

Securities authorized for issuance under equity compensation plans

5,000,000 shares of Common Stock

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

Flurida Group, Inc., a Nevada corporation

Title	Name	Date	Signature
Principal Executive Officer	Jianfeng Ding	12/02/2010	/s/ Jianfeng Ding

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	NAME	TITLE	DATE
/s/ Jianfeng Ding	Jianfeng Ding	Principal Executive Officer and Director	12/02/2010
/s/ Yaru Hang	Yaru Hang	Principal Financial Officer and Principal Accounting Officer	12/02/2010
/s/ Xiaoyong Fu	Xiaoyong Fu	Director	12/02/2010
/s/ Ying Zhong	Ying Zhong	Director	12/02/2010