Form 10-Q/A
period 2010-06-30
FLURIDA GROUP INC
filed 2010-12-02
CIK 1430960

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

☐TRANSITION REPORT UNDER  SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _____________________ to ______________

Commission file number 333-151200

FLURIDA GROUP, INC.
(Exact name of registrant as specified in its charter)

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

PART I — FINANCIAL INFORMATION

FLURIDA GROUP, INC.
(A Development Stage Enterprise)

Financial Statements
(Unaudited)

As of June 30, 2010 and 2009

Table of Contents

FLURIDA GROUP, INC.
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEETS

	June 30	December 31	December 31
	2010	2009	2008
	( Unaudited)	(Unaudited)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$127,783	$700,959	$605,932
Accounts receivable, net	2,189,032	876,375	479,431
Inventory	1,748,336	1,253,869	618,151
Total Current Assets	$4,065,151	$2,831,203	$1,703,514

Property, plant and equipment, net	$12,778	$-	$-
Other assets:
Loan to Supplier	$278,091	$278,091	$-
Accrued Interest Receivable	14,772	7,389	-
Overpayment Credit	15,129	-	-
Total Other Assets	$307,992	$285,480	$-

TOTAL ASSETS	$4,385,921	$3,116,683	$1,703,514

LIABILITIES & EQUITY
Current liabilities:
Account Payable	$2,934,123	$1,830,077	$626,868
Unearned Revenue	60,000	-	-
Credit Card Payable	-	656	1,269
Total Current Liabilities	$2,994,123	$1,830,733	$628,137
Stockholders' Equity:
Common stock, $0.001 par value; 200,000,000 shares authorized; 38,990,827 shares issued and outstanding.	$38,991	$38,991	$38,991

Paid-in capital	1,221,613	1,221,613	1,221,613

Deficit accumulated during the development stage	121,747	(23,633)	(214,698)

Accumulated other comprehensive Income(Loss)	9,447	48,979	29,471
Total stockholders' equity	$1,391,798	$1,285,950	$1,075,377

TOTAL LIABILITIES & EQUITY	$4,385,921	$3,116,683	$1,703,514

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

FLURIDA GROUP, INC.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY (Unaudited)
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

FLURIDA GROUP, INC.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF CASH FLOWS

					Cumulative from
	Six Months Ended		Three Months Ended		December 19, 2006
	June 30		June 30		(Date of Inception)
	2010	2009	2010	2009	to June 30, 2010
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Operating Activities:
Net Income(Loss)	$145,380	$184,026	$91,811	$233,237	$121,747
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash portion of share based legal fee expense	-	-	-	-	5,000
Depreciation Expense	168	-	168	-	168
Inventory	(494,467)	(674,527)	(373,204)	(276,055)	(1,748,336)
Account Receivable	(1,312,657)	(1,871,672)	(609,629)	(1,539,651)	(2,189,032)
Loan to Supplier	-	-	-	-	(278,091)
Accrued Interest Receivable	(7,383)		(3,692)		(14,772)
Overpayment Credit	(15,129)		(15,129)		(15,129)
Unearned Revenue	60,000	-	-	-	60,000
Decrease Other Payable	-	-	-	-	(1,500)
Increase Account Payable	1,104,046	2,508,080	755,903	1,930,224	2,934,123
Decrease Credit card Payable	(656)	263	-	894	-
Net cash provided by operating activities	$(520,698)	$146,170	$(153,772)	$348,649	(1,247,569)
Investing Activities:
Purchase of Furniture and Equipment	(12,946)	-	(12,946)	-	-
Net cash provided by investing activities	$(12,946)	$-	$(12,946)	$-	$-
Financing Activities:
Proceeds from insurance of common stock	-	-	-	-	90,698
Repay loans to shareholders	-	-	-	-	(25,066)
Proceeds from loan from shareholders	-	-	-	-	1,191,472
Net cash provided by financing activities	$-	$-	$-	$-	$1,257,104
Effect of Exchange Rate on Cash	$(39,532)	$(13,962)	$(23,703)	$485	$9,447
Net increase (decrease) in cash and cash equivalents	$(573,176)	$132,208	$(190,421)	$349,134	$140,729
Cash and cash equivalents at beginning of the period	$700,959	$605,932	$318,204	$389,006	$-
Cash and cash equivalents at end of the period	$127,783	$738,140	$127,783	$738,140	$140,729

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

 Property, Plant, and Equipment Depreciation

Property, plant, and equipment are stated at cost.  Depreciation is being provided principally by straight line methods over the estimated useful lives of the assets. As of June 30, 2010, the company has furniture and equipments at a cost of $12,946, and $168 of depreciation expense was recorded.

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

The Company will Form 1120 to Internal Revenue Service and IL 1120 to the State of Illinois.  There is no income tax for the State of Nevada.  China’s Qingdao representative office expenditures will be reported in the Company’s U.S. tax return Form 1120.  Flurida Group European reported income taxes to Italy government and there was no income tax incurred in Italy due to the accumulated net operating loss.  For the three month and six month ended June 30, 2009, the Company incurred the consolidated positive net income due to the increase sales in Europe.  However, due to the uncertainties of sales and cost projections in the whole year 2009, it was still undetermined to make estimate if the Company may incur tax expenses if there is any net income projection; or tax credit benefit if there is any net loss projection.  Therefore, for the three month and six month period ended June 30, 2009, there were no income tax expense or income tax benefit were estimated in the statement of operations.

Due to the partially the same reasons and projections as in 2009, the Company’s sales increase was primarily due to the increase sales in Europe for the three month and six month period ended June 30, 2010.  The net income incurred in Europe would report income tax based on Italy’s tax regulations.  The management estimated that there is still net loss accumulated for the Europe operation which can be carried forward to the year 2010; and the net income or net loss in USA operation for the year 2010 is till uncertain.  Therefore, for the three month and six month period ended June 30, 2010, there were no income tax expense or income tax benefit were estimated in the statement of operations.

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

The products the Company will sell are manufactured in China by Zhong Nan Fu Rui Mechanical Electronics Manufacturing Co., Ltd. (“Zhong Nan Fu Rui”).  It was established in 2005 specializing in home appliance components and subassemblies manufacturing, and located in Qingdao City, Shandong Province, China. On September 18, 2007, amended June 25, 2008 and further amended on August 4, 2008, Flurida.

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

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – RELATED PARTY TRANSACTIONS (Continued)

Cost of Goods Sold (Continued)

There is no any relationship for Zhong Nan Fu Rui’s manufacturing historic costs with Flurida Group’s inventory value.  Specifically, Flurida’s inventory value is equal to the purchase price or actual cost of the parts purchased from Zhong Nan Fu Rui, and the. purchase price of the parts will be fair market price.  Flurida Group, Inc. will adopt the first-in and first-out inventory system according to generally accepted accounting principles in USA. The management of Zhong Nan Fu Rui disclosed to Flurida Group, Inc. that, Zhong Nan Fu Rui  adopted the cost plus pricing policies with market adjustment, negotiable with customers.  Zhong Nan Fu Rui adopted the cost plus system for all the products for all customers including the product, icemakers exclusively distributed by Flurida Group, Inc.  Specifically, the selling price is determined by total actual manufacturing cost of direct manufacturing materials (parts), direct manufacturing labor, and allocated manufacturing overhead cost, plus 5-10% of total manufacturing cost.  Zhong Nan Fu Rui’s minimum gross profit margin is 5%.

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

NOTE E – GOING CONCERN

The Company’s short operating history and financial resources raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations.  From the period April to June 2010, the Company generated sales revenue of $3,251,138, and cumulative net income of $121,747 from December 19, 2006 (date of inception) through June 30, 2010.  The Company’s single most concentrated customer is Electrolux located in various countries.  If Electrolux discontinue the purchase which may be very unlikely in near future, the Company may face the ability to continue as a going concern.  However, due to the close relationship between the Company and its suppliers, Zhong Nan Fu Rui and Qingdao Fubida Electronics Co., which are 100% owned by the founder, Jianfeng Ding, Zhong Nan Fu Rui and Qingdao Fubida Electronics Co.’s current customers can be served by the Company for the same quality of products and services.  Besides, as of June 30, 2010, the cash and cash equivalent balance was $127,783 , the management believes that the revenues will be generated and its cash flows will be maintained to cover its operational costs and the risk of going concern in long term is significantly low.

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

Accounts Receivable

Our accounts receivable for the period ended June 30, 2010 was $2,189,032, and $876,375 compared with the period ended September 30, 2009.  The significant increase of accounts receivable was due to the increase of 60-day terms consignment sales plus 30 days of payment term after the sales recognition, for the total of 90 days consignment sales terms with our customer, Electrolux.  At such 90-days terms, we need to ship our products to Electrolux sites, then we can recognize our revenues by either Electrolux utilize our products or wait for 90 days.  After the sales revenue recognition, Electrolux still made payment in significant slow paces, so that we accumulated increased accounts receivables.

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

Changes in Internal Control over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act) during the fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)                 Unregistered Sales of Equity Securities.

Confirm or modify:  The Registrant did not sell any unregistered securities during the three months ended June 30, 2010.

(b)                 Use of Proceeds.

The Registrant did not sell any unregistered securities during the three months ended June 30, 2010.

Item 3.  Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved).

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

(a)	Exhibits.

DID WE SIGN ANY NEW SIGNIFICANT CONTRACTS?

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