Form 10-K
period 2010-12-31
FLURIDA GROUP INC
filed 2011-04-01
CIK 1430960

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

Commission file number 333-151200

FLURIDA GROUP, INC.

((Exact name of registrant as specified in its charter)

Nevada	3469	26-0688130

(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	IRS I.D.

22 W. Washington St., Suite 1500 Chicago, IL	60602
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:  630-778-6991
Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☒     No ☐

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

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant (based upon the closing price of the Registrant’s Common Stock as of June 30, 2010 was approximately $1,329,160 (based on 8,861,067 shares of common stock outstanding held by non-affiliates on such date, $0.15 per share).  Shares of the Registrant’s Common Stock held by each executive officer and director and by each entity or person that, to the Registrant’s knowledge, owned 5% or more of the Registrant’s outstanding Common Stock as of June 30, 2010 have been excluded in that such persons may be deemed to be affiliates of the Registrant.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of Registrant’s Common Stock, $0.001 par value, was 38,990,827 shares as of March 31, 2011.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

This Annual Report on Form 10-K, the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission, or SEC, and public announcements that we have previously made or may subsequently make include, may include, incorporate by reference or may incorporate by reference certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to enjoy the benefits of that act. Unless the context is otherwise, the forward-looking statements included or incorporated by reference in this Form 10-K and those reports, statements, information and announcements address activities, events or developments that Flurida Group, Inc. (hereinafter referred to as “we,” “us,” “our,” “our Company” or “Flurida Group”) expects or anticipates, will or may occur in the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed elsewhere in this Report.

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

PART I

Item 1.  Description of Business

General

Organization

Flurida Group, Inc. is a Nevada corporation formed on December 19, 2006, with registered address at 502 East John Street, Carson City, NV 89706.  Flurida Group, Inc. transacts its business in the U.S. as Flurida Group USA, Inc. located in the State of Illinois and has principal office at 22 W. Washington St., Suite 1500, Chicago, IL 60602, USA.  Our telephone number is 630.778.6991.

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

Flurida Group leased a warehouse at 24412 S Main Street, Carson, CA 90745 on September 1, 2010.

Business

Our business is the sale of appliance parts in Asia, Europe, Australia, North and South America.

Our Products

We sell the following types of appliance parts:


Automatic Refrigerator Build-in Icemaker: The automatic refrigerator build-in icemaker is designed for household refrigeration products, such as refrigerator, under-counter refrigerator, freezer to make the ice cubes automatically.


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


Shade Pole Motor and Motor Assembly for Refrigerator or Freezers:  The shade pole motor and motor assembly is a key part for refrigerators or freezers.  Flurida Group Inc’s motor part is designed and specified for the refrigerators or freezers made by Electrolux, an US with headquarters in Charlotte NC.  Flurida also supplies the motors and motor assemblies to Electrolux Europe facilities in Italy and Hungary.

As of December 31, 2010, the Company had total net revenue of $ 11,208,925.

In 2010, the Company sold total quantity of 128,821 icemakers and 2,099,088 motors to, Electrolux USA, located at Charlotte NC for sales of $ 7,413,068. The motors were manufactured and supplied by Zhong Nan Fu Rui; all the motors were shipped out at FOB shipping point Qingdao, China.  And the icemakers were manufactured and supplied by ChuZhou FuDa Mechanical & Electronics Co., Ltd; all the icemakers were shipped out at FOB shipping point Nanjing, China.

The Company sold total quantity of 181,440 motors to another US company, Master Precision Global (MPG), a sub-assembler to Electrolux, for $702,778. The motors were manufactured and supplied by Zhong Nan Fu Rui, and shipped out at FOB shipping point at Qingdao, China.

The company sold total quantity of 235,936 pieces of motors, to Stanco Metal Products, a another sub-assembler to Electrolux,  for $680,418; the motors were manufactured and supplied by Zhong Nan Fu Rui, and all of those parts were shipped out at FOB shipping point at Qingdao, China.

The Company sold 1,460 icemakers and tooling service to Electrolux –Australia for $ 150,910. The icemakers were manufactured and supplied by Chu Zhou Fu Da Mechanical & Electronics; all the icemakers were shipped out at FOB shipping point Nanjing, China.

The Company also sold 35,136 Motors to Electrolux –ST. Cloud for $78,288. The motors were manufactured and supplied by Zhong Nan Fu Rui. and shipped out at FOB shipping point at Qingdao, China.

The Company also sold 4,234 DAC Boxes to Electrolux –Sweden for $17,998. The DAC Box were manufactured and supplied by Qingdao Fu Bi Da; all the DAC Boxes were shipped out at FOB shipping point Qingdao, China.

The Company also sold 127,040 DAC Boxes, 119,708 Magnets, 61,980 Motors, and tooling service to Electrolux – Hungry for total $ 829,465. The DAC Boxes, magnets and Motors were manufactured and supplied by Zhong Nan Fu Rui, and Qingdao Fu Bi Da respectively; all the DAC Boxes magnet, and motors were shipped out at FOB shipping point Qingdao, China.

The Company sold 80,690 DAC Boxes, 14,200 Deflector, 9,500 Lamp holders, 126,036 Magnets, 15,488 Motors and other related parts to Electrolux –Italy for total $ 654,752. The DAC Boxes, Magnets, Motors and other related parts were manufactured and supplied by Zhong Nan Fu Rui, and Qingdao Fu Bi Da; all the DAC Boxes magnets, and motors were shipped out at FOB shipping point Qingdao, China.

The company sold 21,168 Motors and some related refrigerator appliance parts to North Carolina Electrolux Major Appliances, Inc for $ 135,973. The parts were manufactured and supplied by Zhong Nan Fu Rui, and were shipped out at FOB shipping point at Qingdao, China.

In 2010, the Company sold thermostats and other related key parts for icemakers and motors, to Zhong Nan Fu Rui, Qingdao Fubida Electronics Co., Ltd, and ChuZhou FuDa Electronics Co., Ltd.  Flurida Group purchased the parts from Wako Electronics, Inc., an US Company located at Louisville, KY 40299.  Flurida Group also sold Rocker Switch, the key parts for icemakers, to Zhong Nan Fu Rui.  The Company purchased the parts, Rocker Switch, from CW Industries, an US Company located at Southampton, PA; and also Flurida Group purchased some other related key parts from corporate America, and then sold to Zhong Nan Fu Rui, Qingdao Fubida Electronics Co., Ltd and ChuZhou FuDa Electronics Co., Ltd. Flurida Group, Inc. adds averaged 5% - 10% margin based on the cost of purchase, then sold to them, so, $ 434,359 were sold and invoiced to Zhong Nan Fu Rui and $ 487.25 were sold to Qingdao Fubida Electronics Co., Ltd and $ 3,322 were sold to ChuZhou FuDa Electronics Co., Ltd.

The company sold 1,200 Thermal Cut Off Arm to an US company, JC Tec Industries Inc for $ 1,920, and sold 5,500 Charger to another US company Key Tronic Corporation WA for $ 21,170. The parts were manufactured and supplied by Zhong Nan Fu Rui, and were shipped out at FOB shipping point at Qingdao, China.

Also, the company sold related parts to Electrolux Belgium for $ 4,921, and sold tooling service and parts to Electrolux Brasil for $11,430, and had other service income of $ 74,929.

In summary, as of December 31, 2010, the Company incurred the total sales of $11,216,188, and $7,263 sales discount was incurred; therefore, total of $11,208,925 net revenue was recorded.

Our Supplier

The products we will sell are manufactured in China by Zhong Nan Fu Rui Mechanical Electronics Manufacturing Co., Ltd. (“Zhong Nan Fu Rui”).  It was established in 2005 specializing in home appliance components and subassemblies manufacturing, and located in Qingdao City, Shandong Province, China.  On September 18, 2007, amended June 25, 2008 and further amended on August 4, 2008, Flurida Group, Inc. signed a five year distribution agreement with Zhong Nan Fu Rui Mechanical Electronics Manufacturing Co., Ltd.  Zhong Nan Fu Rui is a Chinese manufacturing company owned 100% by Mr. Jianfeng Ding our president.  Under the terms of the agreement Zhong Nan Fu Rui authorizes Flurida to be its exclusive sales agent for the ice making product lines, including icemaker and ice water dispensing systems.  The ice making product lines shall include the products that Zhong Nan Fu Rui developed before the agreement signed and the products that will be developed solely by Zhong Nan Fu Rui during the term of the agreement. Zhong Nan Fu Rui is the exclusive supplier of the products we sell.  Although the distribution agreement requires that the purchase price we will pay for these products will be comparable to what we would have paid a non-related party in arm’s-length transactions, Mr. Ding may face a conflict in calculating the price the products are sold to us and the determining amount of products we purchase.  However, because Mr. Ding has a fiduciary duty to us and our shareholders, he has indicated that he will assure strict adherence to this provision of the agreement and will not require us to purchase a quantity of products in excess of that which we can reasonably afford or reasonably expect to sell in within two to three months of our purchase of the products.

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

In 2010, the cost of goods sold was $9,985,444, including the purchase amount of $7,217,275 from Zhong Nan Fu Rui; $1,487,092 from Chuzhou Fuda; $1,040,983 from Qingdao Fubida; and $119,400 from Shanghai Fulu, respectively.

Customers

We sell our product to refrigerator manufacturers such as Electrolux North America, Electrolux Italy, Electrolux Hungary, Electrolux Sweden, Electrolux Australia, Master Precision Global LLC, Stanco Metal Products Inc.

Markets

We sell our products in United States, Mexico, China, Europe, and Australia.

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

We compete with these and other suppliers based upon:

(1)	Our larger and more focused design group
(2)	We offer a wider range of products.
(3)	Our products are cost effective, but with highest quality control standard, all passed the ISO 9000 and UL; VDE certification.
(4)	We sell in a broader market throughout the world while our most competitors’ products are only sold in regional markets.

Research and Development

We have not incurred research and development expenses in the last two fiscal years.

Our Intellectual Property

We have no intellectual property.

Our Employees

We have the following number of full time employees:

Clerical –  0
Operations – 3
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

Item 2.  Description of Property

We rent the following property:

 Flurida Group USA, Inc.

Address: is located at 22 W. Washington St., Suite 1500, Chicago, IL 60602.


	Name of Landlord: Regus Group
	Term of Lease: One Year （from September 1 2010, to Sep 30, 2011）
	Monthly Rental: $219
	Adequate for current needs: √ Yes

Flurida Group USA, Warehouse Location

Address: 24412 S Main ST, Carson, CA 90745
Name of Land Lord: 24412 S Main Street, LLC
Term of Lease: September 1, 2010 to August 31, 2011
Monthly Rent: $ 3,876
Square Feet: Approximately 5,168 square feet
Adequate for current needs: Yes

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

None

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Trading History

Our common stock is quoted on the Over-The-Counter Bulletin Board under the symbol “FLUG.”

Bid Information*

Financial Quarter Ended	High Bid	Low Bid
December 31, 2010	$0.51	$0.10
September 30, 2010	$0.51	$0.10
June 30, 2010	$0.51	$0.10
March 31, 2010	$0.51	$0.10
December 31, 2009	$0.55	$0.10
September 30, 2009	$0.55	$0.10
June 30, 2009	$0.20	$0.10
March 31, 2009	$0.20	$0.10

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

Securities Authorized for Issuance Under Equity Compensation Plans

At December 31, 2010, we have one compensation plan in place, entitled 2009 Stock Incentive Plan. This plan was approved by our Board of Directors on July 10, 2009.

Number of Securities to be issued under Plan	Weighted-Average exercise price of outstanding options	Number of securities remaining available for further issuance
5,000,000	$0.60	5,000,000

 Item 6. Selected Consolidated Financial Data

Not required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

Our business is the sale of appliance parts in Asia, Europe, Australia, North and South America.  The main products that we sell to these markets are icemakers, motors, ice water dispensing system, and appliance assemblies.

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

We sell the following types of appliance parts:


Automatic Refrigerator Build-in Icemaker: The automatic refrigerator build-in icemaker is designed for household refrigeration products, such as refrigerator, under-counter refrigerator, freezer to make the ice cubes automatically.


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


Shade Pole Motor and Motor Assembly for Refrigerator or Freezers:  The shade pole motor and motor assembly is a key part for refrigerators or freezers.  Flurida Group Inc’s motor part is designed and specified for the refrigerators or freezers made by Electrolux, an US company with headquarter in Charlotte, NC. Flurida also supplies the motors and motor assemblies to Electrolux Europe facilities in Italy and Hungary.

Results of Operations

For the fiscal years ended December 31, 2010 vs. December 31, 2009.

Revenue

For the fiscal year ended December 31, 2009, we had revenue of $8,547,390 from the sales of 2,070,016 pieces motors and 153,880 pieces icemakers, 46,337 pieces dac boxes, 193,680 pieces magnet, 3,000 pieces timers, 14,830 pieces lamps, 18,600 pieces fans to the Company’s Europe, North and South America customers.

For the period of January 1, 2010 to December 31, 2010, the Company had total revenue of $11,208,925, which was increased nearly 30% than the year 2009 total revenue of $8,547,390.

In 2010, the Company sold total quantity of 128,821 icemakers and 2,099,088 motors to, Electrolux USA, located at Charlotte NC for sales of $ 7,413,068. The motors were manufactured and supplied by Zhong Nan Fu Rui; all the motors were shipped out at FOB shipping point Qingdao, China.  And the icemakers were manufactured and supplied by ChuZhou FuDa Mechanical & Electronics Co., Ltd; all the icemakers were shipped out at FOB shipping point Nanjing, China.

The Company sold total quantity of 181,440 motors to another US company, Master Precision Global (MPG), a sub-assembler to Electrolux, for $702,778. The motors were manufactured and supplied by Zhong Nan Fu Rui, and shipped out at FOB shipping point at Qingdao, China.

The company sold total quantity of 235,936 pieces of motors, to Stanco Metal Products, a another sub-assembler to Electrolux,  for $680,418; the motors were manufactured and supplied by Zhong Nan Fu Rui, and all of those parts were shipped out at FOB shipping point at Qingdao, China.

The Company sold 1,460 icemakers and tooling service to Electrolux –Australia for $ 150,910. The icemakers were manufactured and supplied by Chu Zhou Fu Da Mechanical & Electronics; all the icemakers were shipped out at FOB shipping point Nanjing, China.

The Company also sold 35,136 Motors to Electrolux –ST. Cloud for $78,288. The motors were manufactured and supplied by Zhong Nan Fu Rui. and shipped out at FOB shipping point at Qingdao, China.

The Company also sold 4,234 DAC Boxes to Electrolux –Sweden for $17,998. The DAC Box were manufactured and supplied by Qingdao Fu Bi Da; all the DAC Boxes were shipped out at FOB shipping point Qingdao, China.

The Company also sold 127,040 DAC Boxes, 119,708 Magnets, 61,980 Motors, and tooling service to Electrolux – Hungry for total $ 829,465. The DAC Boxes, magnets and Motors were manufactured and supplied by Zhong Nan Fu Rui, and Qingdao Fu Bi Da respectively; all the DAC Boxes magnet, and motors were shipped out at FOB shipping point Qingdao, China.

The Company sold 80,690 DAC Boxes, 14,200 Deflector, 9,500 Lamp holders, 126,036 Magnets, 15,488 Motors and other related parts to Electrolux –Italy for total $ 654,752. The DAC Boxes, Magnets, Motors and other related parts were manufactured and supplied by Zhong Nan Fu Rui, and Qingdao Fu Bi Da; all the DAC Boxes magnets, and motors were shipped out at FOB shipping point Qingdao, China.

The company sold 21,168 Motors and some related refrigerator appliance parts to North Carolina Electrolux Major Appliances, Inc for $ 135,973. The parts were manufactured and supplied by Zhong Nan Fu Rui, and were shipped out at FOB shipping point at Qingdao, China.

In 2010, the Company sold thermostats and other related key parts for icemakers and motors, to Zhong Nan Fu Rui, Qingdao Fubida Electronics Co., Ltd, and ChuZhou FuDa Electronics Co., Ltd.  The parts were exclusively used for the icemakers and motors purchase order by Electrolux.  Flurida Group purchased the parts from Wako Electronics, Inc., an US Company located at Louisville, KY 40299.  Flurida Group also sold Rocker Switch, the key parts for icemakers, to Zhong Nan Fu Rui.  The parts, Rocker Switch, were exclusively used for the icemakers purchase order by Electrolux.  The Company purchased the parts, Rocker Switch, from CW Industries, an US Company located at Southampton, PA; and also Flurida Group purchased some other related key parts from corporate America, and then sold to Zhong Nan Fu Rui, Qingdao Fubida Electronics Co., Ltd and ChuZhou FuDa Electronics Co., Ltd. Flurida Group, Inc. adds averaged 5% - 10% margin based on the cost of purchase, then sold to them, so, $ 434,359 were sold and invoiced to Zhong Nan Fu Rui and $ 487.25 were sold to Qingdao Fubida Electronics Co., Ltd and $ 3,322 were sold to ChuZhou FuDa Electronics Co., Ltd.

The company sold 1,200 Thermal to an US company, JC Tec Industries Inc for $ 1,920, and sold 5,500 Charger to another US company Key Tronic Corporation WA for $ 21,170. The parts were manufactured and supplied by Zhong Nan Fu Rui, and were shipped out at FOB shipping point at Qingdao, China.

Also, the company sold related parts to Electrolux Belgium for $ 4,921, and sold tooling service and parts to Electrolux Brazil for $11,430, and had design service income of $ 60,000 from OEM, and other service income of $ 14,929.

FLU 2010 Sales Summary
	Jan - Dec 2010	Jan - Dec 2009
Electrolux- Australia	150,909.60	52,924.49
Electrolux-Anderson-US	5,040,030.19	3,484,785.05
Electrolux-Mexico	2,365,774.58	2,916,226.17
Electrolux-North Carolina-US	135,973.38	8,583.64
Electrolux - St. Cloud	78,288.19	0.00
Electrolux - Sweden	17,998.27	1,970.99
Electrolux Italy	654,751.69	504,436.85
Electrolux Hungry	829,465.00	155,341.75
Key Tronic Corporation WA	21,170.00	0.00
JC TEC INDUSTRIES INC	1,920.00	960.00
MASTER PRECIDION GLOBAL LLC(MPG)	702,777.60	1,032,302.88
QINGDAO Fubida LECTRONIC CO.,LTD	487.25	7,510.80
Stanco Metal Products Inc	680,417.92	34,776.00
Zhong Nan Fu Rui	434,358.88	280,857.05
Electrolux Brazil	11,429.89	0.00
Electrolux-Belgium	4,921.48	0.00
Chuzhou FuDa	3,322.20	24,438.47
Exact Replacement Parts	0.00	13,226.00
DEL VISIONARIES	8,668.50	29,050.00
Bio Watch (Thailand)	2,558.00	0.00
OEM	63,702.00	0.00
	11,208,924.62	8,547,390.14

In summary, as of December 31, 2010, the Company incurred the total sales of $11,208,925, comparing with the $8,547,390 for the year 2009, increase of 30%.

In both 2010 and 2009 sales, more than 80% of total revenues were generated through Electrolux controlled subsidiaries in various countries.  Electrolux Group operated its each subsidiary independently in each country, and all the sales orders and sales contracts were negotiated and signed independently.  Accordingly, we believe that lack of one or a few subsidiaries of Electrolux sales order may have effect on our overall sales revenue, but the effects were slightly reduced in 2010 vs 2009.  We signed long-term distribution agreement with various Electrolux subsidiaries, the risk of loss the contracts with Electrolux is significantly low.

Cost of Revenue

Our Costs of Goods Sold, as we expected will increased slightly due to increasing Chinese Yuan’s currency exchange rate, labor costs, and raw materials.  We anticipate this trend to continue and may adjust our unit price upward to reduce the impact of rising costs.

During the year ended December 31, 2009, the Company incurred the total cost of goods sold of $7,747,634 for the purchases of parts, motor, and icemakers for the total sales of $8,547,390.

At the year ended 2009, the Company had ending inventory of $ 1,253,869 that was purchased from Zhong Nan Fu Rui and ChuZhou FuDa, included 39,372 pieces Icemakers and 335,664 pieces Motors. And all of those had been sold in 2010, and the same amount $1,253,869 of cost of good sold was incurred in year 2010.

In 2010, Flurida Group, Inc. purchased Motors and parts from Zhong Nan Fu Rui at total cost of $ 7,217,275 for FOB shipping point at Qingdao, China.  The total parts price from Zhong Nan Fu Rui consists of 80% of direct manufacturing materials and labor, 10% of allocated manufacturing overhead, and 10% of profit margin.

In 2010, Flurida Group, Inc. also purchased Motors, Lamps, Icemakers, Fans, Magnets, and Dac boxes from Qingdao Fubida Electronics Co., Ltd. at total cost of $1,040,983 for FOB shipping point at Qingdao, China.

In 2010, the Company purchased Icemakers and parts from ChuZhou FuDa at total cost of $ 1,487,092 for FOB shipping point at Nanjing, China.  In addition, Flurida Group, Inc. purchased Magnets, Icemakers, Timers and related parts from Shanghai Fulu International Trading Co., Ltd., at total cost of $119,400 for FOB shipping point at Shanghai, China.

To manufacture the related refrigerator appliance parts, Zhong Nan Fu Rui and Qingdao Fubida Electronics Co., needs key parts made in USA, which were purchased through Flurida Group, Inc. in USA.  The costs of purchasing the parts were $ 381,041 in 2010.

In summary, from the period of January to December 2010, the Company had total purchase of $10,245,791.  At the year ended December 31, 2010, the Company had ending inventory $1,533,220.   In the year 2010, the company had freight cost of $16,440, and other service cost of $ 2,564.  Therefore, in the year ended December 31, 2010, the Company incurred a total cost of good sold of $9,985,444, which was increased nearly 30% comparing to the year 2009 cost of goods sold of $7,747,634.  The increase of cost of goods sold was due to the sales increase, increasing Chinese Yuan’s currency exchange rate, labor costs, and raw materials.

The cost of goods sold in the Statements of Operations includes costs of products purchased from suppliers, shipping costs or freight in costs for the products shipping FOB port China, warehouse costs, and other costs if any directly related to the products inspection, duty and custom taxes of products, internal transfer costs if any.  The selling, general and administrative expense includes operation expense such as travel, professional, office rent, telephone, certification fees, wages and salaries for management and administrative employees, and other expense related to operation.  There was no allocation of portion of any selling, general and administrative expense to the cost of goods sold.

Our gross margin may not be comparable to those of other entities, since some other entities may include all or allocate portion of the costs related to their distribution network into cost of goods sold.

Expense

Our expenses consist of selling, general and administrative expenses.

	2010	2009
Expense
Administration Expense	9,090.75	135.00
Bad Debt Expense	14,393.26	0.00
Bank Service Charges	1,868.87	1,217.92
Business operation tax	578.65	2,869.80
Business Registration	1,387.00	764.73
Certification Fee	68,233.99	47,327.76
Computer and Internet Expenses	1,636.78	2,664.51
Credit card Finance Charge	234.95	0.00
Dues and Subscriptions	292.00	189.00
Flurida Europe Operating Expense	3,951.00	0.00
Fuel charge	871.06	368.48
Gift and Promotion	6,982.78	179.93
Industry Show	100.00	17,517.08
Insurance Expense	1,011.53	9,218.70
Meals and Entertainment	6,190.57	2,881.20
Office Supplies	8,030.22	3,839.15
Parking fee	236.80	90.00
Payroll Expense - ER	29,035.81	24,898.69
Payroll Expenses - EE	463,056.75	303,221.87
Postage & Shipping	4,791.14	4,282.19
Professional Fees	157,985.18	83,915.70
Rent Expense	30,442.95	23,701.96
Repairs and Maintenance	1,528.53	0.00
Telephone Expense	7,454.37	5,742.93
Travel Expense
air agent fee	1,022.77	192.19
Airfare	45,135.83	29,216.27
Car Rental	2,863.05	899.33
Hotel Expense	19,975.79	16,485.32
Local Transportation	1,648.60	52.45
Travel Expense - Other	5,556.03	5,183.88
Total Travel Expense	76,202.07	52,029.44
Utilities	2,433.55	962.49
Total Expense	898,020.56	588,018.53

Starting from July 1, 2009, Flurida Qingdao Representative Office was closed, and there’s no more payroll expenses incurred since then. And Flurida Group USA hired two employees to taking care of the office and marketing activities, which incurred a payroll expense of $328,121 for the year end December 31, 2009. For maintaining and operating the Italy branch, amount of $ 27,032 consulting expenses was incurred. In order to increasing the sales in Europe and North America, the Company expensed $ 47,328 certification fees on the products we sold or exported in the period of January 1 to December 31, 2009. Due to the raise of sale volume and customers, the Company had travel expenses of $ 52,029.

Starting from January 2010, Flurida Group had salaries for officers Jianfeng Ding, Yaru Huang, and Ying Zhong for $200,000, $70,000, and $ 70,000, and had a bonus of $ 50,000, $ 10,000, and $ 10,000 respectively. And Flurida Group USA hired two employees to taking care of the office and marketing activities, therefore, the Company incurred a total payroll expense of $492,093 for the year end December 31, 2010.  For maintaining and operating the business, the Company expensed a total of $ 157,985 professional fee, which included the accounting and auditing service, commission and consulting fee for enlarge sales volume, SEC filling fee and other professional expenses. In order to increasing the sales in Europe and North America, the Company expensed $ 68,234 certification fees on the products we sold or exported in the period of January 1 to December 31, 2010. Due to the raise of sale volume and customers, the Company had travel expenses of $ 76,202.

We expect selling, general, and administrative expenses to increase in future periods as we initiate a number of marketing and promotional activities.

Income Taxes

We are subject to income taxes in the U.S., while the subsidiary in Italy is subject to the income tax laws of Italy. We incurred income tax expense of $128,556 and $31,703 for the year ended December 31, 2010 and 2009 respectively. As of December 31, 2010, the company had income taxes payable of $79,307, which was paid on March 15, 2011, and March 31, 2011, respectively.

Net Income (Loss)

We had a net income of $211,205 and $191,065 for the year ended December 31, 2010 and 2009 respectively.  The net income in 2010 was increased 10% comparing to the year 2009 due to the overall increase of sales revenue.

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

Liquidity and Capital Resources

Flurida Group, Inc

	At December 31	At December 31
	2010	2009

Current Ratio*	1.39	1.70
Cash	$992,825	$700,959
Working Capital**	$1,094,366	$1,000,470
Total Assets	$5,168,018	$3,116,683
Total Liabilities	$3,714,319	$1,830,733

Total Equity	$1,453,699	$1,285,950

Total Debt/Equity***	2.56	1.42

*Current Ratio = Current Assets /Current Liabilities

**Working Capital = Current Assets - Current Liabilities

*** Total Debt / Equity = Total Liabilities / Total Shareholders Equity.

The Company’s overall working capital was increased in 2010 comparing to the year 2009, due to the overall increase of the cash balance, increase of accounts receivable, and increase of the accounts payable; however, the Company’s current ratio was decreased in 2010 comparing to the year 2009 due to the increase of the accounts payable.

Currently the Company has a sales agreement with Electrolux, such agreement require the Company to supply the motors, ice makers, and other parts based on Electrolux’s needs.  The management projected that the needs for our Company’s products shall be stable with slight increase worldwide.  However, due to the consignment arrangement with Electrolux, the Company would keep certain level of consignment inventory to meet the Electrolux’s requirements.  In addition, due to the consignment terms with Electrolux, the sales would be recognized when the Electrolux withdraw the products or the consignment inventory at Electrolux’s warehouse for 60 days.  In our due course of business dealing with Electrolux’s consignment sales, all the sales incurred in 2010 were for the products withdrew before the 60 days terms, i.e., the products might be considered as sales automatically based on the consignment terms.  After the products withdrew by Electrolux, the Company may receive the payment in 30 days.  Therefore, in general, there would be at least 90 days to collect payment after the products shipped to Electrolux’s warehouse.  Such long payment cycle may cause the Company to set up the similar payment terms or arrangement with the Company’s suppliers, for example, the major supplier, Zhong Nan Fu Rui.  Accordingly, the accounts payables would be increased too.  Therefore, the management projected that the trend of decrease of current ratio may be continued in the year 2010, due to the possibilities of late payment of accounts receivables, and the increase of the accounts payables.

Our activities for generating cash flows were operating activities in 2010 and 2009.  There were no investing and financing activities incurred for the year 2010, and 2009.  The management will continue to focus on the operating activities, particularly focus on marketing, customer services, and general administrative activities to improve overall operation effectiveness.  Specifically, the management believes that within the operating activities, the efforts of collecting accounts receivables and making payments of accounts payables still are the primary factors for the changes of cash flows in the year 2010 or later.

The Company had cash and cash equivalents of $992,825 at December 31, 2010 and $1,094,366 of working capital and $700,959 at December 31, 2009 and $ 1,000,470 of working capital.

The total debt of $ 1,830,733 for December 31, 2009 includes $1,333,197 account payable to ZNFR Mechanical electronics Co, $ 91,841 account payable to SHFL International Trading co, $ 361,052 account payable to Qingdao Fubida Eletronic Co, other account payable of $ 43,986 and credit card payable of $656.

The total debt of $3,714,319 for December 31, 2010 included total of $3,632,648 accounts payable for Zhong Nan Fu Rui $2,850,573, for Chu Zhou FuDa $308,898, for Qiongdao Fu Bi Da $315,643, for Shang Hai Fu Lu International Trading $32,625, and $39,835 for US suppliers; as well as $75,943 for salary and payroll tax payable, $79,307 for income tax payable, and $9,131 for all other account payable.

Our independent auditor has indicated that our lack of operating history and financial resources raise substantial doubt about its ability to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations. However, due to the close relationship between the Company and it’s supplier, Zhong Nan Fu Rui, which is 100% owned by the founder, Jianfeng Ding, Zhong Nan Fu Rui’s current customers can be served by the Company for the same quality of products and services. Besides, as of December 31, 2010, the cash and cash equivalent balance was $992,825 , the management believes that the revenues will be generated and its cash flows will be maintained to cover its operational costs and the risk of going concern in long term is significantly low.

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

As of December 31, 2010 and 2009

Table of Contents

Independent Auditor’s Report on the Consolidated Financial Statements	F-2

Balance Sheets	F-3

Statement of Operation	F-4

Shareholders Equity	F-5

Cash Flow Statement	F-6

Notes to Financial Statements	F-7

Independent Registered Public Accounting Firm’s Auditor’s Report on the
Consolidated Financial Statements

Board of Directors and Shareholders of Flurida Group, Inc.

We have audited the accompanying consolidated balance sheets of Flurida Group, Inc. and Subsidiary Companies as of December 31, 2010 and 2009, and the related consolidated statements of operation, shareholders’ equity, and cash flows for year ended December 31, 2010, and 2009, and the cumulative period from December 19, 2006 (date of inception) through December 31, 2010.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Flurida Group, Inc. and Subsidiary Companies as of December 31, 2010, and 2009, and the results of its operations and their cash flows for the year ended December 31, 2010, 2009, and the cumulative period from December 19, 2006 (date of inception) through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note E, the Company’s operating history and its customer concentration may raise doubt about its ability to continue as a going concern.  The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations.

/s/ Enterprise CPAs, Ltd.

Enterprise CPAs, Ltd.
Chicago, IL

March 31, 2011

FLURIDA GROUP, INC.
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEETS

	December 31	December 31
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$992,825	$700,959
Accounts receivable, net	2,282,640	876,375
Inventory	1,533,220	1,253,869
Total Current Assets	$4,808,685	$2,831,203

Property, plant and equipment, net	$46,138	$-

Other assets:
Loan to Supplier	$284,626	$278,091
Accrued Interest Receivable	22,305	7,389
Security Deposit	6,264	-
Total Other Assets	$313,195	$285,480

TOTAL ASSETS	$5,168,018	$3,116,683
LIABILITIES & EQUITY
Current liabilities:
Account Payable	$3,632,648	$1,830,077
Income Taxes Payable	79,307	-
Unearned Revenue	2,364	-
Credit Card Payable	-	656
Total Current Liabilities	$3,714,319	$1,830,733

Stockholders' Equity:
Common stock, $0.001 par value;
200,000,000 shares authorized;
38,990,827 shares issued and outstanding.	$38,991	$38,991

Paid-in capital	1,221,613	1,221,613

Retained earning during the development stage	187,572	(23,633)

Accumulated other comprehensive Income(Loss)	5,523	48,979

Total stockholders' equity	$1,453,699	$1,285,950

TOTAL LIABILITIES & EQUITY	$5,168,018	$3,116,683

FLURIDA GROUP, INC.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF OPERATION

			Cumulative from
			December 19, 2006
	Year Ended	Year Ended	(Date of Inception)
	December 31,	December 31,	Through
	2010	2009	December 31, 2010
Revenues:	$11,208,925	$8,547,390	$20,770,012
Cost of Goods Sold	$9,985,444	$7,747,634	$18,696,143
Gross Profit	$1,223,481	$799,756	$2,073,869
Operating expenses:
Research and development	-	-	-

Selling, general and administrative expenses	898,021	588,019	1,769,763

Depreciation and amortization expenses	1,389	-	1,389
Total Operating Expenses	899,410	588,019	1,771,152

Operating Income (Loss)	$264,071	$211,737	$302,717

Investment income, net	$15,692	$11,031	$45,741
Interest Expense, net	2	-	$627
Income before taxes	$339,761	$222,768	$347,831
Income tax expense	128,556	31,703	$160,259
Net Income (Loss)	$211,205	$191,065	$187,572

Net Income (Loss) per common share-Basics	$0.00	$0.00	$0.00
Net Income (Loss) per common share-Diluted	$0.00	$0.00	$0.00

Other comprehensive Income(Loss), net of tax:
Foreign currency translation adjustments	(43,456)	19,508	5,523
Total other comprehensive Income(Loss)	$(43,456)	$19,508	$5,523
Comprehensive Income (Loss)	$167,749	$210,573	$193,095

FLURIDA GROUP, INC.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
FOR THE PERIOD ENDED DECEMBER 31, 2010

				Deficit
				Accumulated	Accumulated
			Additional	During the	Other	Total
	Common Stock		Paid-in	Development	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stage	Income (Loss)	Equity
Net loss for the year ended
December 31 , 2006				$(1,500)		$(1,500)
Balance, December 31, 2006				$(1,500)		$(1,500)

Proceeds from sale of common
stock @0.001 per share
on August 20, 2007	25,997,760	$25,998	$-	$-		$25,998

Issuance of common stocks
to shareholder @0.05 per
share on December 10, 2007	1,294,000	$1,294	$63,406			$64,700

Adjustment for Exchange
rate changes					$(126)	$(126)

Net loss for the year
ended December 31, 2007				$(19,119)		$(19,119)
Balance, December 31, 2007	27,291,760	$27,292	$63,406	$(20,619)	$(126)	$69,953

Issuance of common
stocks to Williams @ 0.10
per share on April 15, 2008	50,000	$50	$4,950			$5,000

Issuance of common stocks
to convert loans @0.10
per share on April 15, 2008	11,649,067	$11,649	$1,153,257			$1,164,906

Adjustment for Exchange
rate changes					$29,597	$29,597

Net Loss for the period
ended December 31, 2008				$(194,079)	$-	$(194,079)
Balance, December 31, 2008	38,990,827	$38,991	$1,221,613	$(214,698)	$29,471	$1,075,377

Adjustment for Exchange
rate changes					$19,508	$19,508

Net Income for the year
ended December 31, 2009				$191,065		$191,065
Balance, December 31, 2009	38,990,827	$38,991	$1,221,613	$(23,633)	$48,979	$1,285,950

Adjustment for Exchange
rate changes					$(43,456)	$(43,456)

Net Income for the year
ended December 31, 2010				$211,205		$211,205
Balance, December 31, 2010	38,990,827	$38,991	$1,221,613	$187,572	$5,523	$1,453,699

FLURIDA GROUP, INC.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF CASH FLOWS

			Cumulative
			from December
	Year Ended	Year Ended	19, 2006 (Date
	December 31	December 31	of Inception) to
	2010	2009	December 31,2010
Operating Activities:
Net Income (Loss)	$211,205	$191,065	$187,572
Adjustments to reconcile net income to net cash
provided by operating activities:
Non-cash portion of share based legal fee expense	-	-	5,000
Depreciation expense	1,389	-	1,389
Inventory	(279,351)	(635,718)	(1,533,220)
Loan to supplier	(6,535)	(278,091)	(284,626)
Security deposit	(6,264)	-	(6,264)
Increase in accrued interest receivable	(14,916)	(7,389)	(22,305)
Increase in account receivable	(1,406,265)	(396,944)	(2,282,640)
Decrease in other payable	-	-	(1,500)
Increase in account payable	1,802,571	1,203,209	3,632,648
Increase in income tax payable	79,307	-	79,307
Increase in unearned Income	2,364	-	2,364
Decrease in credit card payable	(656)	(613)	-
Net cash provided by operating activities	$382,849	$75,519	$(222,275)

Investing Activities:
Purchase Property	(47,527)	-	(47,527)
Net cash provided by investing activities	$(47,527)	$-	$(47,527)

Financing Activities:
Proceeds from issuance of common stock	-	-	90,698
Proceeds from loan from shareholders	-	-	1,179,546
Repay loans to shareholders	-	-	(25,066)
Proceeds from loan from shareholders	-	-	11,926
Net cash provided by financing activities	$-	$-	$1,257,104

Effect of Exchange Rate on Cash	$(43,456)	$19,508	$5,523
Net increase (decrease) in cash and cash equivalents	$291,866	$95,027	$992,825
Cash and cash equivalents at beginning of the period	$700,959	$605,932	$-
Cash and cash equivalents at end of period	$992,825	$700,959	$992,825

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

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continue)

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

Accrued Interest Receivable

In July 1st, 2009, the company loan $278,090 to its main supplier Zhong Nan Fu Rui Mechanical electronics Co., Ltd at interest rate of 5.31%, term July 1, 2009 to June 30, 2011.  On August 10, 2010, additional loan of $6,535.59 was advanced to Zhong Nan Fu Rui Mechanical electronics Co., Ltd.  As of December 31, 2010, total of $ 22,305 accrued interest receivable with interest rate at 5.31% was incurred.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES

Property, Plant, and Equipment Depreciation

Property, plant, and equipment are stated at cost.  Depreciation is being provided principally by straight line methods over the estimated useful lives of the assets. Expenditures for maintenance and repairs, which do not improve or extend the expected useful lives of the assets, are expensed to operations while major repairs are capitalized.

The equipments were recorded as fixed asset to depreciate over 7 years and the electronic data processing equipments and furniture were recorded as fixed asset to depreciate over 5 years with straight line method.

As of December 31, 2010, the company has furniture, Computer and data processing equipments, and equipments at a cost of $ 47,527, and $ 1,389 of depreciation expense was recorded.

Account Receivable

As of December 31, 2010, and 2009, the company had a total of $ 2,282,640 and $ 876,375 account receivable respectively from it major customers. Detail showed as below.

	12/31/2010	12/31/2009
Chuzhou FuDa	$3,322.20	$24,438.47
DEL VISIONARIES	$-	$450.00
Electrolux- Australia	$73,363.20	$15,258.08
Electrolux-Anderson-US	$639,987.56	$422,958.96
Electrolux-Mexico	$390,555.30	$81,772.14
Electrolux-North Carolina-US	$84,089.39	$3,462.53
Electrolux - Sweden	$7,588.69	$178.88
Electrolux Italy	$124,767.84	$115,548.48
Electrolux Hungary	$264,569.13	$58,686.22
Electrolux ST.Cloud	$76,930.56	$-
Exact Replacement Parts	$-	$6,800.00
JC TEC Industries INC	$-	$960.00
Stanco Metal Products Inc	$264,176.64	$-
Master Precidion Global LLC(MPG)	$117,936.00	$115,516.80
Qingdao Fubida	$487.25	$-
ZhongNanFuRui	$234,865.97	$30,344.15
TOTAL	$2,282,639.73	$876,374.71

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Security Deposit

The Company started having an office in CA State from September 2010, which is located at 24412 S Main ST, STE 105, Carson CA 90745.  Flurida Group USA Inc made $ 6,264 security deposit for leasing the property.

Account Payable

As of December 31, 2010, and 2009, the company had a total of $ 3,632,648 and $ 1,830,077 account payable respectively. The Company incurred accounts payable including professional fees, purchases, payroll and payroll tax liability, and other service fee payables.

As of December 31, 2010, the company has account payable of $ 3,632,648, which included $ 2,850,573 for Zhong Nan Fu Rui, $ 308,898 for Chu Zhou Fu Da, $ 315,643 for Qiongdao Fu Bi Da, $ 32,625 for Shang Hai Fu Lu International Trading, and $ 39,835 for US suppliers, $ 75,943 for salary and payroll tax payable, and $ 9,131 for all other account payable.

Unearned Revenue

One of the customers OEM prepaid the Company $ 60,000 for a design of refrigerator part, which is the service income that the Company haven’t earned as of September 30, 2010. In December 31, the Company record $ 60,000 as service income. There was $2,364 advance payment from Electrolux Brazil as of December 31, 2010.

Income Tax Payable

The Company filed extension for corporate tax return Form 1120 to Internal Revenue Service and IL 1120 to the State of Illinois.  There is no income tax for the State of Nevada.  China’s Qingdao representative office expenditures will be reported in the Company’s U.S. tax return Form 1120.  Flurida Group European will report income tax return to Italy government. For the period of January 1 to December 31, 2010, the Company incurred income tax expense of $ 128,556, including federal tax of $ 106,195 and IL state tax of $ 22,361.  As of December 31, 2010, the company had income taxes payable of $ 79,307, which was paid on March 2011.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventory

The inventory was valued at cost of purchase from suppliers on a first-in, first-out basis.

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

As of December 31, 2010, there were 32,214 icemakers and 77,832 motors in Electrolux Juarez warehouse for $ 603,829 as of consignment inventory.
Also, there were 156,168 motors in Electrolux Anderson warehouse for $412,821 as of consignment inventory.

The company also had 7,056 Icemakers at total cost of $ 86,436 that had been shipped out at FOB shipping point Qingdao, China to Electrolux Juarez warehouse. The company also had 159,840 Motors at total cost of $ 430,134 that had been shipped out at FOB shipping point Qingdao, China to Electrolux Anderson warehouse. Those purchases haven’t considered as a sale or a consignment inventory at the year ended December 31, 2010. Therefore, it’s the inventory of $516,570 for Flurida Group, Inc.

As a result, the company had total of $ 1,533,220 inventory as of December 31 2010.

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

As of December 31, 2010, the Company had total net revenue of $ 11,208,925.

In 2010, the Company sold total quantity of 128,821 icemakers and 2,099,088 motors to, Electrolux USA, located at Charlotte NC for sales of $ 7,413,068. The motors were manufactured and supplied by Zhong Nan Fu Rui; all the motors were shipped out at FOB shipping point Qingdao, China.  And the icemakers were manufactured and supplied by ChuZhou FuDa Mechanical & Electronics Co., Ltd; all the icemakers were shipped out at FOB shipping point Nanjing, China.

The Company sold total quantity of 181,440 motors to another US company, Master Precision Global (MPG), a sub-assembler to Electrolux, for $702,778. The motors were manufactured and supplied by Zhong Nan Fu Rui, and shipped out at FOB shipping point at Qingdao, China.

The company sold total quantity of 235,936 pieces of motors, to Stanco Metal Products, a another sub-assembler to Electrolux,  for $680,418; the motors were manufactured and supplied by Zhong Nan Fu Rui, and all of those parts were shipped out at FOB shipping point at Qingdao, China.

The Company sold 1,460 icemakers and tooling service to Electrolux –Australia for $ 150,910. The icemakers were manufactured and supplied by Chu Zhou Fu Da Mechanical & Electronics; all the icemakers were shipped out at FOB shipping point Nanjing, China.

The Company also sold 35,136 Motors to Electrolux –ST. Cloud for $78,288. The motors were manufactured and supplied by Zhong Nan Fu Rui. and shipped out at FOB shipping point at Qingdao, China.

The Company also sold 4,234 DAC Boxes to Electrolux –Sweden for $17,998. The DAC Box were manufactured and supplied by Qingdao Fu Bi Da; all the DAC Boxes were shipped out at FOB shipping point Qingdao, China.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenues Recognition (Continued)

The Company also sold 127,040 DAC Boxes, 119,708 Magnets, 61,980 Motors, and tooling service to Electrolux – Hungry for total $ 829,465. The DAC Boxes, magnets and Motors were manufactured and supplied by Zhong Nan Fu Rui, and Qingdao Fu Bi Da respectively; all the DAC Boxes magnet, and motors were shipped out at FOB shipping point Qingdao, China.

The Company sold 80,690 DAC Boxes, 14,200 Deflector, 9,500 Lamp holders, 126,036 Magnets, 15,488 Motors and other related parts to Electrolux –Italy for total $ 654,752. The DAC Boxes, Magnets, Motors and other related parts were manufactured and supplied by Zhong Nan Fu Rui, and Qingdao Fu Bi Da; all the DAC Boxes magnets, and motors were shipped out at FOB shipping point Qingdao, China.

The company sold 21,168 Motors and some related refrigerator appliance parts to North Carolina Electrolux Major Appliances, Inc for $ 135,973. The parts were manufactured and supplied by Zhong Nan Fu Rui, and were shipped out at FOB shipping point at Qingdao, China.

In 2010, the Company sold thermostats and other related key parts for icemakers and motors, to Zhong Nan Fu Rui, Qingdao Fubida Electronics Co., Ltd, and ChuZhou FuDa Electronics Co., Ltd.  The parts were exclusively used for the icemakers and motors purchase order by Electrolux.  Flurida Group purchased the parts from Wako Electronics, Inc., an US Company located at Louisville, KY 40299.  Flurida Group also sold Rocker Switch, the key parts for icemakers, to Zhong Nan Fu Rui.  The parts, Rocker Switch, were exclusively used for the icemakers purchase order by Electrolux.  The Company purchased the parts, Rocker Switch, from CW Industries, an US Company located at Southampton, PA; and also Flurida Group purchased some other related key parts from corporate America, and then sold to Zhong Nan Fu Rui, Qingdao Fubida Electronics Co., Ltd and ChuZhou FuDa Electronics Co., Ltd. Flurida Group, Inc. adds averaged 5% - 10% margin based on the cost of purchase, then sold to them, so, $ 434,359 were sold and invoiced to Zhong Nan Fu Rui and $ 487.25 were sold to Qingdao Fubida Electronics Co., Ltd and $ 3,322 were sold to ChuZhou FuDa Electronics Co., Ltd.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenues Recognition (Continued)

The company sold 1,200 Thermal to an US company, JC Tec Industries Inc for $ 1,920, and sold 5,500 Charger to another US company Key Tronic Corporation WA for $ 21,170. The parts were manufactured and supplied by Zhong Nan Fu Rui, and were shipped out at FOB shipping point at Qingdao, China.

Also, the company sold related parts to Electrolux Belgium for $ 4,921, and sold tooling service and parts to Electrolux Brasil for $11,430, and had design service income  of $ 60,000 from OEM and other service income of $ 14,929.

In summary, as of December 31, 2010, the Company incurred the total sales of $11,216,188, and $7,263 sales discount was incurred; therefore, total of $11,208,925 net revenue was recorded. The cost of goods sold is discussed in details in Note C, Related Party Transactions.

Operating Expense

Operating Expenses includes all selling, general and administrative expenses for the Company.  For the year ended December 31, 2010 and 2009, the company had a total of $ 898,021 and $ 588,019 operating expenses respectively. Detail was showed on Exhibit A.

Professional Fees

Professional fees included accounting and auditing fee, commission and engineering consulting expense paying to the Europe and Mexico consultants, legal fees, SEC filling fees, and all other professional services. The total professional fees were $157,985.18 and $83,915.70 for period ending December 31, 2010 and 2009, respectively.

Payroll Expense

Started from January 2010, Flurida Group had salaries for officers Jianfeng Ding, Yaru Huang, and Ying Zhong for $200,000, $70,000, $ 70,000 and had a bonus of $ 50,000, $ 10,000, and $10,000 respectively. The Social Security tax and Medicare tax were paid by both employer and employees in USA; employees also withheld portion of Federal and State tax calculate by each individual’s status. All of the tax was submitted to Internal Revenue Service and local government at a monthly basis.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Payroll Expense (Continue)

The consolidated total payroll expense for the year ended December 31, 2010 and 2009 was listed as follows:

	2010	2009
Payroll Expense - ER
Federal Unemployment Tax	435.84	280.00
Hosing public accum fund -ER	-	361.48
Social insurance-ER	-	1,785.09
State Unemployment Tax	1,801.34	1,554.26
US Medicare Tax - ER	6,716.87	4,164.77
US Social Security Tax -ER	19,841.84	15,836.47
Payroll Expense - ER - Other	239.92	916.62
Total Payroll Expense - ER	29,035.81	24,898.69
Payroll Expenses - EE
Federal Tax Withholding	72,739.36	48,444.80
Housing public accum fund -EE	-	361.47
Net Wage Payment-EE	-	12,743.33
Social Insurance-EE	-	606.06
State Tax Withholding	14,834.40	9,683.45
US Medicare Tax -EE	6,716.87	4,164.77
US Net Salaries paymnet - EE	348,924.28	211,381.52
US Social Security Tax - EE	19,841.84	15,836.47
Total Payroll Expenses - EE	463,056.75	303,221.87

Total Payroll Expenses	492,092.56	328,120.56

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

* Based on total issued shares as of December 31, 2008: 38,990,827

At July 23, 2009, the Company's founders Jianfeng Ding and Yaru Huang transferred total 2,000,000 of their common shares to Chuanyun Mu and Xia Liu as a gift. Therefore, as of December 31, 2010, total 30,129,960 shares were issued to officers and directors.  Please see the table below for details:

Name	Total Shares	Total Amount	Percentage
Fenglan Li	165,000	15,750	0.42%
Fuling Li	115,000	10,750	0.29%
Ying Zhong	2,000,000	200,000	5.13%
Gian Franco Barbieri	102,000	9,700	0.26%
Xiaoyong Fu	750,000	75,000	1.92%
Jianfeng Ding & Yaru Huang	26,997,760	323,998	69.24%
Total	30,129,760	$635,198	77.26%

•	Based on total issued shares as of December 31, 2009: 38,990,827.
•	Total outstanding issued shares as of December 31, 2010: 38,990,827

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – RELATED PARTY TRANSACTIONS (Continued)

Cost of Goods Sold

The Company’s purchase is primarily from supplier, Zhong Nan Fu Rui Mechanical Electronics Manufacturing Co., Ltd., owned 100% by the founder of the Company, Jianfeng Ding.  Due to Jianfeng Ding, and Yaru Huang, husband and wife, combined hold 69.24% issued common shares for Flurida Group, Inc., the two entities, Flurida Group, Inc., and Zhong Nan Fu Rui Mechanical Electronics Manufacturing Co., Ltd., are under conmmon control according to EITF 02-5.

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

At the year ended 2009, the Company had ending inventory of $ 1,253,869 that was purchased from Zhong Nan Fu Rui and ChuZhou FuDa, included 39,372 pieces Icemakers and 335,664 pieces Motors. And all of those had been sold in 2010, and the same amount $ 1,253,869 of cost of good sold was incurred in year 2010.

In 2010, Flurida Group, Inc. purchased Motors and parts from Zhong Nan Fu Rui at total cost of $ 7,217,275 for FOB shipping point at Qingdao, China.

The total parts price from Zhong Nan Fu Rui consists of 80% of direct manufacturing materials and labor, 10% of allocated manufacturing overhead, and 10% of profit margin.

Flurida Group, Inc. also purchased Motors, Lamps, Icemakers, Fans, Magnets, and Dac boxes from Qingdao Fubida Electronics Co., Ltd. at total cost of $1,040,983 for FOB shipping point at Qingdao, China.

The Company purchased Icemakers and parts from ChuZhou FuDa at total cost of $ 1,487,092 for FOB shipping point at Nanjing, China.

In addition, Flurida Group, Inc. purchased Magnets, Icemakers, Timers and related parts from Shanghai Fulu International Trading Co., Ltd., at total cost of $119,400 for FOB shipping point at Shanghai, China.

To manufacture the related refrigerator appliance parts, Zhong Nan Fu Rui and Qingdao Fubida Electronics Co., needs key parts made in USA, which were purchased through Flurida Group, Inc. in USA.  The costs of purchasing the parts were $ 381,041 in 2010.

From the period of January to December 2010, the Company had total purchase of $ 10,245,791.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – RELATED PARTY TRANSACTIONS (Continued)

Cost of Goods Sold ( Continued)

At the year ended December 31, 2010, the Company had ending inventory $1,533,220.

In the year 2010, the company had freight cost of $16,440, and other service cost of $ 2,564.

Therefore, in the year ended December 31, 2010, the Company incurred a total cost of good sold of $ 9,985,444.

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

There were no new shares issued during the period ending December 31, 2010.

Therefore, as of December 31, 2010 total shares issued and outstanding are 38,990,827.

NOTE E – GOING CONCERN

The Company’s operating history and financial resources may raise doubt about its ability to continue as a going concern.  The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations.  In 2010, the Company generated sales revenue of $11,208,925, and cumulative net income of $187,572 from December 19, 2006 (date of inception) through December 31, 2010.  The Company’s most concentrated customer is Electrolux located in various countries.  If Electrolux discontinue the purchase which may be very unlikely in near future, the Company may face the ability to continue as a going concern.  However, due to the close relationship between the Company and it’s suppliers, Zhong Nan Fu Rui and Qingdao Fubida Electronics Co., which are 100% owned by the founder, Jianfeng Ding.  Zhong Nan Fu Rui and Qingdao Fubida Electronics Co.’s current customers can be served by the Company for the same quality of products and services.  Besides, as of December 31, 2010, the cash and cash equivalent balance was $992,825, the management believes that the revenues will be generated and its cash flows will be maintained to cover its operational costs and the risk of going concern in long term is significantly low.

Exhibit A

Operating Expense
	2010	2009
Expense
Administration Expense	9,090.75	135.00
Bad Debt Expense	14,393.26	0.00
Bank Service Charges	1,868.87	1,217.92
Business operation tax	578.65	2,869.80
Business Registration	1,387.00	764.73
Certification Fee	68,233.99	47,327.76
Computer and Internet Expenses	1,636.78	2,664.51
Credit card Finance Charge	234.95	0.00
Dues and Subscriptions	292.00	189.00
Flurida Europe Operating Expense	3,951.00	0.00
Fuel charge	871.06	368.48
Gift and Promotion	6,982.78	179.93
Industry Show	100.00	17,517.08
Insurance Expense	1,011.53	9,218.70
Meals and Entertainment	6,190.57	2,881.20
Office Supplies	8,030.22	3,839.15
Parking fee	236.80	90.00
Payroll Expense - ER	29,035.81	24,898.69
Payroll Expenses - EE	463,056.75	303,221.87
Postage & Shipping	4,791.14	4,282.19
Professional Fees	157,985.18	83,915.70
Rent Expense	30,442.95	23,701.96
Repairs and Maintenance	1,528.53	0.00
Telephone Expense	7,454.37	5,742.93
Travel Expense
Air agent fee	1,022.77	192.19
Airfare	45,135.83	29,216.27
Car Rental	2,863.05	899.33
Hotel Expense	19,975.79	16,485.32
Local Transportation	1,648.60	52.45
Travel Expense - Other	5,556.03	5,183.88
Total Travel Expense	76,202.07	52,029.44
Utilities	2,433.55	962.49
Total Expense	898,020.56	588,018.53

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosures

None

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer/Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2010. Based upon such evaluation, the Chief Executive Officer/ Chief Financial Officer has concluded that, as of December 31, 2010, the Company’s disclosure controls and procedures were not effective. This conclusion by the Company’s Chief Executive Officer/ Chief Financial Officer does not relate to reporting periods after December 31, 2010.

Management’s Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, due to our financial situation, we will be implementing further internal controls as we become operative so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on its evaluation as of December 31, 2010, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2010. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

In order to mitigate these material weaknesses to the fullest extent possible, all work of the CFO is reviewed by the CEO. All unexpected results are investigated. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it will be immediately implemented.  The Company continues to study the implementation of additional internal controls over accounting and financial reporting.

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2010, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Directors and Officers

The board of directors elects our executive officers annually.  A majority vote of the directors who are in office is required to fill vacancies.  Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. Our director and executive officer is as follows:

Name	Age	Position
Jianfeng Ding	53	Chairman of the Board, President, and CEO
Yaru Huang	42	Chief Financial Officer and Chief Accounting Officer
Xiaoyong Fu	48	Director
Ying Zhong	38	Chief Representative, Director

Ding, Jianfeng.  Jianfeng Ding joined us in December 19, 2006 Chairman of Board of Directors, Chief Executive Officer.  From September 1998 to December 2006, he was President of Flurida Industries (Hong Kong) Co., Ltd., a Hong Kong corporation doing business of distribution of appliance parts.  In 1981, he graduated from Hang Zhou Electronic Technical University majoring in mechanical engineering.  From 1985-1989, he studied at Xi’an Electronic Science University on Application of Computer Science. As a member of the board, Mr. Ding contributes his knowledge of the company and a deep understanding of all aspects of our business, products and markets, as well substantial experience developing corporate strategy, assessing emerging industry trends, and business operations.

Huang, Yaru.  Yaru Huang joined us in December 19, 2006 as Chief Financial Officer and Chief Accounting Officer.  From September 1998 to December 2006, she was vice-president of Flurida Industries (Hong Kong) Co., Ltd., a Hong Kong corporation doing business of distribution of appliance parts.  In June 2002, she received a Master of Business Administration Degree at Keller Graduate School of Management, from DeVry University.  In September 1990, she received a degree of Bachelor of Science from Lanzhou Enginerring Institute of Survey and Design, Railway Ministry in Lanzhou.  As a member of the board, Ms. Huang contributes his financial expertise based on his significant industry and financial experience.

Xiaoyong Fu.  He has been a director since December 2008.  From 04/1997 to 06/2004, he was Senior Design Engineer, Maytag Corporation, Appliance Manufacturer.  From 07/2004 to 10/2005, he was Manager of Technology, Jacuzzi Whirlpool Bath, Bath Products.  From 11/2005 to 09/2007, he was Senior Design Engineer, Electrolux Major Appliance, Appliance Manufacturer.  From 09/2007 to date, he has been Senior Engineer, GE – Energy, Gas Turbines.  In 07/1984, he received a Bachelor of Mechanical Engineering, Tsinghua University.  In 10/1987, he received a Master of Nuclear Engineering, China Institute of Atomic.  In 05/1997, he received a Ph.D. of Mechanical Engineering, Purdue University.  As a member of the board, Mr. Fu contributes the benefits of his executive leadership and management experience.

Ying Zhong joined us as director and Vice President in Oct/2007.  From Jan/2004 to Sep/2007, she was Vice President, New Business Development of Flurida Industries (Hong Kong) Ltd., which manufactures and distributes household appliance components.  From Feb/2003 to Dec/2003, she was Manager, Chicago Office of Flurida Industries (Hong Kong) Ltd., which manufactures and distributes household appliance components. From Sep/1995 to Aug/2001, she was Operational Assistant Manager of Young’s Engineering Shanghai Office, which provides Mechanical and Electrical Engineering service to construction industry.  In Sep/2001, she received a Master Degree of Business Administration from University of Illinois at Chicago.  In July/1993, she received a Bachelor Degree of Law from Hua Qiao University.  As a member of the board, Ms. Zhong contributes significant industry-specific experience and expertise on our products and services

Family Relationships

Jianfeng Ding and Yaru Huang are husband and wife.

Legal Proceedings

No officer, director, or persons nominated for such positions, promoter or significant employee has been involved in the last ten years in any of the following:

•	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time,

•	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses),

•
Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities,

•
Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

•
Having any government agency, administrative agency, or administrative court impose an administrative finding, order, decree, or sanction against them as a result of their involvement in any type of business, securities, or banking activity.

•	Being the subject of a pending administrative proceeding related to their involvement in any type of business, securities, or banking activity.

•	Having any administrative proceeding been threatened against you related to their involvement in any type of business, securities, or banking activity.

Code of Ethics

We do not currently have a Code of Ethics applicable to our principal executive, financial or accounting officer.

Compliance with Section 16(a) of the Exchange Act

Compliance is not required.

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Principal Executive Officer, our two most highly compensated executive officers other than our PEO who occupied such position at the end of our latest fiscal year and up to two additional executive officers who would have been included in the table below except for the fact that they were not executive officers at the end of our latest fiscal year, by us, or by any third party where the purpose of a transaction was to furnish compensation, for all services rendered in all capacities to us or our subsidiary for the latest two fiscal years ended December 31, 2010, and December 31, 2009.

Name	Title	Year	Salary	Bonus	Stock awards	Option awards	Non equity incentive plan compensation	Non qualified deferred compensation and all other compensation	Total compensation
Jianfeng Ding	Chairman CEO	2010	200,000	50,000	0	0	0	0	250,000
		2009	150,000	0	0	0	0	0	150,000
Yaru Huang	CFO	2010	70,000	10,000	0	0	0	0	80,000
		2009	60,000	0	0	0	0	0	60,000
Ying Zhong	Director	2010	70,000	10,000	0	0	0	0	80,000
		2009	60,000	0	0	0	0	0	60,000

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

Employment period is three years from December 2006 to December 2009.  Annual salary will be $150,000 starting to pay at January, 2009.  The salaries accrued from December 2006 and December 2008 will be waived by Jianfeng Ding.  Accordingly, there is no salary payment for Jianfeng Ding in 2006, 2007, and 2008, respectively.  The employment was renewed in January 2010 for another three years with annual salary of $200,000 to pay at January 2010.

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

Employment period was three years from December 2006 to December 2009.  Annual salary will be $60,000 starting to pay at January, 2009. The employment was renewed in January 2010 for another three years with annual salary of $70,000 to pay at January 2010.

Ying Zhong, Vice President, Business Development

Main responsibility of the position are as follows:

1.	Assist CEO to develop new products and new businesses in different markets
2.	Handle detail operation of the existing businesses with clients in US, Europe, Australia, South America, which include order process, customer service, etc.
3.	Manage and assist agents in Europe, Mexico and China to develop and maintain the businesses in these markets.

Employment period was three years from October 2007 to October 2009.  Annual salary will be $60,000 starting to pay at April 2009.  The salaries accrued from October 2007 to December 2008 will be waived by Ying Zhong.  Accordingly, there is no salary payment for Ying Zhong in 2007, and 2008, respectively. The employment was renewed in January 2010 for another three years with annual salary of $70,000 to pay at January 2010.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END December 31, 2010
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

No option awards, unexercised options, unvested stock awards or equity incentive plan awards were granted to our named executive officers during fiscal year ended at December 31, 2010.

Director Compensation

The following table summarizes the compensation paid to Flurida Group’ directors for the fiscal year ended December 31, 2010:

Name	Fees Earned or Paid in Cash	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Jianfeng Ding	0	0	0	0	0	0
Yaru Huang	0	0	0	0	0	0
Xiaoyong Fu	0	0	0	0	0	0
Ying Zhong	0	0	0	0	0	0

No director was paid in any form of compensation as of December 31, 2010.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. Our directors and executive officers have filed such reports as required.

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

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 38,990,827 shares of common stock outstanding as of December 31, 2010.

Securities authorized for issuance under equity compensation plans

5,000,000 shares of Common Stock

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

At July 23, 2009, the Company's founders Jianfeng Ding and Yaru Huang transferred total 2,000,000 of their common shares to Chuanyun Mu and Xia Liu as a gift. Therefore, as of December 31, 2010, total 30,129,960 shares were issued to officers and directors.  Please see the table below for details:

Name	Total Shares	Total Amount	Percentage
Fenglan Li	165,000	15,750	0.42%
Fuling Li	115,000	10,750	0.29%
Ying Zhong	2,000,000	200,000	5.13%
Gian Franco Barbieri	102,000	9,700	0.26%
Xiaoyong Fu	750,000	75,000	1.92%
Jianfeng Ding & Yaru Huang	26,997,760	323,998	69.24%
Total	30,129,760	$635,198	77.26%

•	Based on total issued shares as of December 31, 2009: 38,990,827.
•	Total outstanding issued shares as of December 31, 2010: 38,990,827

Cost of Goods Sold

The Company’s purchase is primarily from supplier, Zhong Nan Fu Rui Mechanical Electronics Manufacturing Co., Ltd., owned 100% by the founder of the Company, Jianfeng Ding.  Due to Jianfeng Ding, and Yaru Huang, husband and wife, combined hold 69.24% issued common shares for Flurida Group, Inc., the two entities, Flurida Group, Inc., and Zhong Nan Fu Rui Mechanical Electronics Manufacturing Co., Ltd., are under conmmon control according to EITF 02-5.

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

At the year ended 2009, the Company had ending inventory of $ 1,253,869 that was purchased from Zhong Nan Fu Rui and ChuZhou FuDa, included 39,372 pieces Icemakers and 335,664 pieces Motors. And all of those had been sold in 2010, and the same amount $ 1,253,869 of cost of good sold was incurred in year 2010.

In 2010, Flurida Group, Inc. purchased Motors and parts from Zhong Nan Fu Rui at total cost of $ 7,217,275 for FOB shipping point at Qingdao, China.

The total parts price from Zhong Nan Fu Rui consists of 80% of direct manufacturing materials and labor, 10% of allocated manufacturing overhead, and 10% of profit margin.

Flurida Group, Inc. also purchased Motors, Lamps, Icemakers, Fans, Magnets, and Dac boxes from Qingdao Fubida Electronics Co., Ltd. at total cost of $1,040,983 for FOB shipping point at Qingdao, China.

The Company purchased Icemakers and parts from ChuZhou FuDa at total cost of $ 1,487,092 for FOB shipping point at Nanjing, China.

In addition, Flurida Group, Inc. purchased Magnets, Icemakers, Timers and related parts from Shanghai Fulu International Trading Co., Ltd., at total cost of $119,400 for FOB shipping point at Shanghai, China.

To manufacture the related refrigerator appliance parts, Zhong Nan Fu Rui and Qingdao Fubida Electronics Co., needs key parts made in USA, which were purchased through Flurida Group, Inc. in USA.  The costs of purchasing the parts were $ 381,041 in 2010.

From the period of January to December 2010, the Company had total purchase of $ 10,245,791.

At the year ended December 31, 2010, the Company had ending inventory $1,533,220.

In the year 2010, the company had freight cost of $16,440, and other service cost of $ 2,564.

Therefore, in the year ended December 31, 2010, the Company incurred a total cost of good sold of $ 9,985,444.

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

Item 14. Principal Accountant Fees and Services

Enterprise CPA was our independent auditors for the fiscal years ended December 31, 2010 and 2009.

The following table shows the fees paid or accrued by us for the audit and other services provided by our auditor for fiscal 2009 and 2010.

	2010	2009

Audit Fees	$27,500	25,000
Audit-Related Fees
Tax Fees
All Other Fees
Total	$27,500	25,000

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

Flurida Group, Inc., a Nevada corporation

Title	Name	Date	Signature
Principal Executive Officer	Jianfeng Ding	3/31/2011	/s/ Jianfeng Ding

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	NAME	TITLE	DATE
/s/ Jianfeng Ding	Jianfeng Ding	Principal Executive Officer and Director	3/31/2011
/s/ Yaru Hang	Yaru Hang	Principal Financial Officer and Principal Accounting Officer	3/31/2011
/s/ Xiaoyong Fu	Xiaoyong Fu	Director	3/31/2011
/s/ Ying Zhong	Ying Zhong	Director	3/31/2011