Form 10-Q
period 2011-03-31
FLURIDA GROUP INC
filed 2011-05-16
CIK 1430960

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐ TRANSITION REPORT UNDER  SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _____________________ to ______________

Commission file number 333-151200

FLURIDA GROUP, INC.
((Exact name of registrant as specified in its charter)

Nevada	3469	26-0688130

(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	IRS I.D.

22 West Washington St, Suit 1500 Chicago, IL	60602
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:  630-778-6991

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

Yes ☐ No ☒

As of April 1, 2011 there were 38,990,827 shares issued and outstanding of the registrant’s common stock.

2

PART I — FINANCIAL INFORMATION

FLURIDA GROUP, INC.

Financial Statements
(Unaudited)

As of March 31, 2011 and 2010

3

FLURIDA GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$684,078	$992,825
Accounts receivable, net	2,039,639	2,282,640
Inventory	1,400,857	1,533,220
Total Current Assets	$4,124,574	$4,808,685

Property, plant and equipment, net	$64,026	$46,138

Other assets:
Loan to supplier	$284,626	$284,626
Accrued interest receivable	26,087	22,305
Security deposit	6,264	6,264
Total Other Assets	$316,977	$313,195

TOTAL ASSETS	$4,505,577	$5,168,018
LIABILITIES & EQUITY
Current liabilities:
Account payable	$2,892,249	$3,632,648
Income taxes payable	88,350	79,307
Unearned revenue	2,364	2,364
Total current liabilities	$2,982,963	$3,714,319
Stockholders' Equity:
Common stock, $0.001 par value; 200,000,000 shares authorized; 38,990,827 shares issued and outstanding.	$38,991	$38,991

Paid-in capital	1,221,613	1,221,613

Retained earnings	246,430	187,572

Accumulated other comprehensive Income	15,580	5,523

Total stockholders' equity	$1,522,614	$1,453,699

TOTAL LIABILITIES & EQUITY	$4,505,577	$5,168,018

FLURIDA GROUP, INC.
CONSOLIDATED STATEMENT OF OPERATION

	Three Months Ended
	March 31, 2011	March 31, 2010
	Unaudited	Unaudited
Revenues:	$3,019,787	$2,186,665
Cost of Goods Sold	$2,677,747	$1,938,730
Gross Profit	$342,040	$247,935
Operating expenses:
Research and development	-	-

Selling, general and administrative expenses	230,109	198,057

Depreciation and amortization expenses	3,584	-
Total Operating Expenses	$233,693	$198,057

Operating Income	$114,813	$49,878

Investment income, net	$3,861	$3,691
Interest expense, net	-	-
Income before taxes	$112,208	$53,569
Income tax expense	53,350	-
Net income	$58,858	$53,569

Net Income per common share-Basics	$0.00	$0.00
Net Income per common share-Diluted	$0.00	$0.00

Other comprehensive Income(Loss), net of tax:
Foreign currency translation adjustments	10,057	(15,829)
Total other comprehensive Income(Loss)	$10,057	$(15,829)
Comprehensive Income (Loss)	$68,915	$37,740

FLURIDA GROUP, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
FOR THE PERIOD ENDED MARCH 31, 2011
(Unaudited)

			Additional		Accumulated Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, December 31, 2009	38,990,827	$38,991	$1,221,613	$(23,633)	$48,979	$1,285,950

Adjustment for Exchange rate changes					$(43,456)	$(43,456)

Net Income for the year ended December 31, 2010				$211,205		$211,205
Balance, December 31, 2010	38,990,827	$38,991	$1,221,613	$187,572	$5,523	$1,453,699

Adjustment for Exchange rate changes					$10,057	$10,057

Net Income for the period ended March 31, 2011				$58,858		$58,858
Balance, March 31, 2011	38,990,827	$38,991	$1,221,613	$246,430	$15,580	$1,522,614

FLURIDA GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended
	March 31, 2011	March 31, 2010
	Unaudited	Unaudited
Operating Activities:
Net Income	$58,858	$53,569
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	3,584	-
Inventory	132,363	(121,263)
Account receivables	243,000	(703,028)
Accrued interest receivable	(3,782)	(3,691)
Unearned revenue	-	60,000
Increase in income tax payable	9,043	-
Increase in account payable	(740,398)	348,143
Decrease in credit card payable	-	(656)
Net cash provided by operating activities	$(297,332)	$(366,926)
Investing Activities:
Purchase Property	(21,472)	-
Net cash provided by investing activities	$(21,472)	$-
Financing Activities:
Proceeds from issuance of common stock	-	-
Proceeds from loan from shareholders	-	-
Net cash provided by financing activities	$-	$-
Effect of Exchange Rate on Cash	$10,057	$(15,829)
Net increase (decrease) in cash and cash equivalents	$(308,747)	$(382,755)
Cash and cash equivalents at beginning of the period	$992,825	$700,959
Cash and cash equivalents at end of the period	$684,078	$318,204

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
Flurida Group leased a warehouse at 24412 S Main Street, Carson, CA 90745.

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

As of March 31, 2011, the company has furniture, Computer and data processing equipments, and equipments at a cost of $ 69,000, and $ 4,974 of accumulated depreciation expense was recorded.

Account Receivable

As of March 31, 2011, the company had a total of $ 2,039,639 account receivables from it major customers. Detail showed as below.

3/31/2011
Chuzhou FuDa	$3,322
Electrolux- Australia	$135,467
Electrolux-Anderson-US	$819,154
Electrolux-Mexico	$272,938
Electrolux-North Carolina-US	$19,023
Electrolux - Sweden	$9,942
Electrolux Italy	$164,466
Electrolux Hungary	$171,009
Exact Replacement Parts	$11,200
General Electric Company	$142,800
Master Precidion Global LLC(MPG)	$121,867
Qingdao Fubida	$487
ZhongNanFuRui	$167,964
TOTAL	$2,039,639

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accrued Interest Receivable

In July 1st, 2009, the company loan $278,090 to its main supplier Zhong Nan Fu Rui Mechanical electronics Co., Ltd at interest rate of 5.31%, term July 1, 2009 to June 30, 2011.  On August 10, 2010, additional loan of $6,535.59 was advanced to Zhong Nan Fu Rui Mechanical electronics Co., Ltd.  As of March 31, 2011, total of $ 26,087 accrued interest receivable with interest rate at 5.31% was incurred.

Account Payable

The Company incurred accounts payable including professional fees, purchases, payroll and payroll tax liability, and other service fee payables. As of March 31, 2011, the company had a total of $ 2,892,249 account payable, which was included $ 2,245,092 for Zhong Nan Fu Rui, $ 265,722 for Chu Zhou Fu Da, $ 280,369 for Qiongdao Fu Bi Da, $ 39,891 for Shang Hai Fu Lu International Trading, and $ 14,964 for US suppliers, $ 33573 for salary and payroll tax payable, and $ 12,637 for all other account payable.

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

Inventory

The inventory was valued at cost of purchase from suppliers.

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

As of March 31, 2011, there were 13,237 icemakers and 15120 motors in Electrolux Juarez warehouse as of consignment inventory. Also, there were 128,952 motors in Electrolux Anderson warehouse as of consignment inventory.

The company also had 17,136 Icemakers and 15,120 motor at total cost of $ 242,399 that had been shipped out at FOB shipping point Qingdao, China to Electrolux Juarez warehouse. The company also had 250,560 Motors at total cost of $ 634,435 that had been shipped out at FOB shipping point Qingdao, China to Electrolux Anderson warehouse. Those purchases haven’t considered as a sale or a consignment inventory at the period ended March 31, 2011. Therefore, it’s the inventory of Flurida Group, Inc.

As a result, the company had total of $ 1,400,857 inventory as of March 31 2011.

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

During the first quarter of 2011, the Company had total net revenue of $ 3,019,787.

For the period January 1 to March 31, 2011, the Company sold total quantity of 36,483 icemakers and 606,960 motors to, Electrolux USA, located at Charlotte NC for sales of $ 2,181,012. The motors were manufactured and supplied by Zhong Nan Fu Rui; all the motors were shipped out at FOB shipping point Qingdao, China.  And the icemakers were manufactured and supplied by ChuZhou FuDa Mechanical & Electronics Co., Ltd; all the icemakers were shipped out at FOB shipping point Nanjing, China.

The Company sold motors to another US company, Master Precision Global (MPG), a sub-assembler to Electrolux, for $121,867. The motors were manufactured and supplied by Zhong Nan Fu Rui, and shipped out at FOB shipping point at Qingdao, China.

The Company sold 480 icemakers, 500 components, and tooling service to Electrolux –Australia for $ 135,447. The icemakers were manufactured and supplied by Chu Zhou Fu Da Mechanical & Electronics; all the icemakers were shipped out at FOB shipping point Nanjing, China.

The Company also sold DAC Boxes to Electrolux –Sweden for $ 5,990. The DAC Box were manufactured and supplied by Qingdao Fu Bi Da; all the DAC Boxes were shipped out at FOB shipping point Qingdao, China.

The Company sold 24,156 DAC Boxes, 11,693 Deflector, 2,000 push buttons, 22,284 Magnets, 3,000 Motors and other related parts to Electrolux –Italy for total $ 152,804. The DAC Boxes, Magnets, Motors and other related parts were manufactured and supplied by Zhong Nan Fu Rui, and Qingdao Fu Bi Da; all the DAC Boxes magnets, and motors were shipped out at FOB shipping point Qingdao, China.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenues Recognition (Continued)

The Company also sold 15,408 DAC Boxes, 14,976 Magnets, 22,400 Motors, and other related parts to Electrolux – Hungry for total $ 143,876. The DAC Boxes, magnets and Motors were manufactured and supplied by Zhong Nan Fu Rui, and Qingdao Fu Bi Da respectively; all the DAC Boxes magnet, and motors were shipped out at FOB shipping point Qingdao, China.

The company sold 18,144 Motors, 944 icemakers, and some related refrigerator appliance parts to North Carolina Electrolux Major Appliances, Inc for $ 65,959. The parts were manufactured and supplied by Zhong Nan Fu Rui, and were shipped out at FOB shipping point at Qingdao, China.

In the first quarter of 2011, the Company sold thermostats and other related key parts for icemakers and motors, to Zhong Nan Fu Rui. The parts were exclusively used for the icemakers and motors purchase order by Electrolux.  Flurida Group purchased the parts from Wako Electronics, Inc., an US Company located at Louisville, KY 40299.  Flurida Group also sold Rocker Switch, the key parts for icemakers, to Zhong Nan Fu Rui.  The parts, Rocker Switch, were exclusively used for the icemakers purchase order by Electrolux.  The Company purchased the parts, Rocker Switch, from CW Industries, an US Company located at Southampton, PA; and also Flurida Group purchased some other related key parts from corporate America, and then sold to Zhong Nan Fu Rui, Qingdao Fubida Electronics Co., Ltd and ChuZhou FuDa Electronics Co., Ltd. Flurida Group, Inc. adds averaged 5% - 10% margin based on the cost of purchase, then sold to them, so, $ 46,281 were sold and invoiced to Zhong Nan Fu Rui.

The company sold thermostats to an US company, Exact Peplacement Parts for $ 22,400. The parts were manufactured and supplied by Zhong Nan Fu Rui, and were shipped out at FOB shipping point at Qingdao, China.

From January 1 to March 31, 2011, the company sold $ 142,800 tooling service to General Electric Company, a US company located at Louisville, KY; and had other service income of $ 1,350.

In summary, as of March 31, 2011, the Company incurred the total sales of $ 3,019,787. The cost of goods sold is discussed in details in Note C, Related Party Transactions.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Operating Expense

Operating Expenses includes all selling, general and administrative expenses for the Company.  For the period ended March 31, 2011, the company had a total of $ 230,109 selling and administrative expenses. Detail was showed on Exhibit A.

Payroll Expense

Started from January 2011, Flurida Group had salaries for officers Jianfeng Ding, Yaru Huang, and Ying Zhong for $350,000, $80,000, $ 80,000. The Social Security tax and Medicare tax were paid by both employer and employees in USA; employees also withheld portion of Federal and State tax calculate by each individual’s status. All of the tax was submitted to Internal Revenue Service and local government at a semiweekly basis.

	Three Months Ended
	March 31, 2011	March 31, 2010
Payroll Expense - ER
Federal Unemployment Tax	-	-
State Unemployment Tax	1,057.85	1,646.34
US Medicare Tax - ER	1,960.52	1,442.46
US Social Security Tax -ER	8,382.93	6,167.76
Payroll Expense - ER - Other	-	-
Total Payroll Expense - ER	11,401.30	9,256.56
Payroll Expenses - EE
Federal Tax Withholding	22,737.94	14,858.40
State Tax Withholding	8,518.71	3,284.40
US Medicare Tax -EE	1,960.52	1,442.46
US Net Salaries payment - EE	96,248.64	73,726.98
US Social Security Tax - EE	5,678.75	6,167.76
Total Payroll Expenses - EE	135,144.56	99,480.00

Total Payroll Expenses	146,545.86	108,736.56

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

* Based on total issued shares as of December 31, 2008: 38,990,827

At July 23, 2009, the Company's founders Jianfeng Ding and Yaru Huang transferred total 2,000,000 of their common shares to Chuanyun Mu and Xia Liu as a gift. Therefore, as of March 31, 2011, total 30,129,960 shares were issued to officers and directors.  Please see the table below for details:

Name	Total Shares	Total Amount	Percentage
Fenglan Li	165,000	15,750	0.42%
Fuling Li	115,000	10,750	0.29%
Ying Zhong	2,000,000	200,000	5.13%
Gian Franco Barbieri	102,000	9,700	0.26%
Xiaoyong Fu	750,000	75,000	1.92%
Jianfeng Ding & Yaru
Huang	26,997,760	323,998	69.24%
Total	30,129,760	$635,198	77.26%

•	Based on total issued shares as of December 31, 2009: 38,990,827.
•	Total outstanding issued shares as of March 31, 2011: 38,990,827

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

At the year ended 2010, the Company had ending inventory of $ 1,533,220 that was purchased from Zhong Nan Fu Rui and ChuZhou FuDa, included 39,151 pieces Icemakers and 355,320 pieces Motors.

From the period January 1 to March 31, 2011, Flurida Group, Inc. purchased Motors and parts from Zhong Nan Fu Rui at total cost of $ 1,935,726 for FOB shipping point at Qingdao, China.

The total parts price from Zhong Nan Fu Rui consists of 80% of direct manufacturing materials and labor, 10% of allocated manufacturing overhead, and 10% of profit margin.

Flurida Group, Inc. also purchased Motors, Deflectors, Icemakers, Magnets, Dac boxes, and other related parts from Qingdao Fubida Electronics Co., Ltd. at total cost of $188,602 for FOB shipping point at Qingdao, China.

The Company purchased Icemakers and parts from ChuZhou FuDa at total cost of $ 345,488 for FOB shipping point at Nanjing, China.

In addition, Flurida Group, Inc. purchased Magnets, Icemakers, Timers and related parts from Shanghai Fulu International Trading Co., Ltd., at total cost of $7,266 for FOB shipping point at Shanghai, China.

To manufacture the related refrigerator appliance parts, Zhong Nan Fu Rui and Qingdao Fubida Electronics Co., needs key parts made in USA, which were purchased through Flurida Group, Inc. in USA.  The costs of purchasing the parts were $ 61,060 in 2010.

From the period of January to March 31, 2011, the Company had total purchase of $ 2,538,142.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – RELATED PARTY TRANSACTIONS (Continued)

Cost of Goods Sold ( Continued)

At the period ended March 31, 2011, the Company had ending inventory $1,400,857.

For the period January 1 March 31, 2011, the company had freight cost of $7,242.

Therefore, in the period ended March 31, 2011, the Company incurred a total cost of good sold of $ 2,677,747.

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

There were no new shares issued during the period ending March 31, 2011.

Therefore, as of March 31, 2011 total shares issued and outstanding are 38,990,827.

NOTE E – GOING CONCERN

The Company’s operating history and financial resources may raise doubt about its ability to continue as a going concern.  The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations.  In the first quarter of 2011, the Company generated sales revenue of $3,019,787.  The Company’s most concentrated customer is Electrolux located in various countries.  If Electrolux discontinue the purchase which may be very unlikely in near future, the Company may face the ability to continue as a going concern.  However, due to the close relationship between the Company and it’s suppliers, Zhong Nan Fu Rui and Qingdao Fubida Electronics Co., which are 100% owned by the founder, Jianfeng Ding.  Zhong Nan Fu Rui and Qingdao Fubida Electronics Co.’s current customers can be served by the Company for the same quality of products and services.  Besides, as of March 31, 2011, the cash and cash equivalent balance was $684,078, the management believes that the revenues will be generated and its cash flows will be maintained to cover its operational costs and the risk of going concern in long term is significantly low.

Exhibit A

	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2010
Selling, general and administrative expenses
Administration Expense	1,507.11	4,910.00
Bank Service Charges	594.24	350.11
Business operation tax	-	578.65
Business Registration	-	423.50
Certification	20,858.45	15,608.94
Computer and Internet Expenses	232.05	217.14
Flurida Europe Operating Expense	-	21,336.25
Fuel charge	480.71	-
Gift and promotion	-	259.66
Industry Show	-	100.00
Meals and Entertainment	8,183.97	-
Office Supplies	6,881.84	1,788.29
Parking fee	192.00	4.60
Payroll Expense - ER	11,401.30	9,256.56
Payroll Expenses - EE	135,144.56	99,480.00
Postage & Shipping	499.22	353.22
Professional Fees	12,855.81	26,982.01
Rent Expense	8,876.68	5,130.00
Repair & Maintenance	-	178.12
Service Cost	1,236.07	-
Telephone Expense	2,227.93	809.51
Travel Expense
Airfare	10,723.78	5,191.30
Car Rental	1,571.78	-
Hotel Expense	5,210.21	2,280.59
Local Transportation	316.93	-
Travel Expense - Other	590.02	2,535.77
Total Travel Expense	18,412.72	10,007.66
Utilities	523.96	282.64
Total Expense	230,108.62	198,056.86

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

4

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

Results of Operations

For the fiscal quarters ended March 31, 2011 vs. March 31, 2010.

Revenue

For the fiscal quarter ended March 31, 2010, we had revenue of $2,486,665.

For the first quarter ended March 31,2011, the Company had total net revenue of $ 3,019,787.

For the period January 1 to March 31, 2011, the Company sold total quantity of 36,483 icemakers and 606,960 motors to, Electrolux USA, located at Charlotte NC for sales of $ 2,181,012. The motors were manufactured and supplied by Zhong Nan Fu Rui; all the motors were shipped out at FOB shipping point Qingdao, China.  And the icemakers were manufactured and supplied by ChuZhou FuDa Mechanical & Electronics Co., Ltd; all the icemakers were shipped out at FOB shipping point Nanjing, China.

The Company sold motors to another US company, Master Precision Global (MPG), a sub-assembler to Electrolux, for $121,867. The motors were manufactured and supplied by Zhong Nan Fu Rui, and shipped out at FOB shipping point at Qingdao, China.

The Company sold 480 icemakers, 500 components, and tooling service to Electrolux –Australia for $ 135,447. The icemakers were manufactured and supplied by Chu Zhou Fu Da Mechanical & Electronics; all the icemakers were shipped out at FOB shipping point Nanjing, China.

The Company also sold DAC Boxes to Electrolux –Sweden for $ 5,990. The DAC Box were manufactured and supplied by Qingdao Fu Bi Da; all the DAC Boxes were shipped out at FOB shipping point Qingdao, China.

The Company sold 24,156 DAC Boxes, 11,693 Deflector, 2,000 push buttons, 22,284 Magnets, 3,000 Motors and other related parts to Electrolux –Italy for total $ 152,804. The DAC Boxes, Magnets, Motors and other related parts were manufactured and supplied by Zhong Nan Fu Rui, and Qingdao Fu Bi Da; all the DAC Boxes magnets, and motors were shipped out at FOB shipping point Qingdao, China.

The Company also sold 15,408 DAC Boxes, 14,976 Magnets, 22,400 Motors, and other related parts to Electrolux – Hungry for total $ 143,876. The DAC Boxes, magnets and Motors were manufactured and supplied by Zhong Nan Fu Rui, and Qingdao Fu Bi Da respectively; all the DAC Boxes magnet, and motors were shipped out at FOB shipping point Qingdao, China.

The company sold 18,144 Motors, 944 icemakers, and some related refrigerator appliance parts to North Carolina Electrolux Major Appliances, Inc for $ 65,959. The parts were manufactured and supplied by Zhong Nan Fu Rui, and were shipped out at FOB shipping point at Qingdao, China.

In the first quarter of 2011, the Company sold thermostats and other related key parts for icemakers and motors, to Zhong Nan Fu Rui. The parts were exclusively used for the icemakers and motors purchase order by Electrolux.  Flurida Group purchased the parts from Wako Electronics, Inc., an US Company located at Louisville, KY 40299.  Flurida Group also sold Rocker Switch, the key parts for icemakers, to Zhong Nan Fu Rui.  The parts, Rocker Switch, were exclusively used for the icemakers purchase order by Electrolux.  The Company purchased the parts, Rocker Switch, from CW Industries, an US Company located at Southampton, PA; and also Flurida Group purchased some other related key parts from corporate America, and then sold to Zhong Nan Fu Rui, Qingdao Fubida Electronics Co., Ltd and ChuZhou FuDa Electronics Co., Ltd. Flurida Group, Inc. adds averaged 5% - 10% margin based on the cost of purchase, then sold to them, so, $ 46,281 were sold and invoiced to Zhong Nan Fu Rui.

The company sold thermostats to an US company, Exact Peplacement Parts for $ 22,400. The parts were manufactured and supplied by Zhong Nan Fu Rui, and were shipped out at FOB shipping point at Qingdao, China.

Also, from January 1 to March 31, 2011, the company sold $ 142,800 tooling service to General Electric Company, a US company located at Louisville, KY; and had other service income of $ 1,350.

In summary, as of March 31, 2011, the Company incurred the total sales of $ 3,019,787 from selling the parts and tooling services, comparing with the $2,186,665 for the period ended March 2010, increase of 38%.

For the 2011 and 2010 first quarter sales, about 2% revenues were generated by Electrolux- Australia; 45% by Electrolux-Anderson USA; 22% by Electrolux-Mexico, 8% by Electrolux-Italy; 6% by Electrolux-Hungry; 2% by General Electric Company; 7% by Master Precision Global; and 3% by Zhong Nan Fu Rui.  Electrolux operated its each subsidiary independently in each country, and all the sales orders and sales contracts were negotiated and signed independently.  Accordingly, we believe that lack of one or a few subsidiaries of Electrolux sales order may not have significant effect on our overall sales revenue, and such effects were slightly reduced in 2011 vs 2010.  We signed long-term distribution agreement with Electrolux, the risk of loss the contracts with Electrolux is significantly low.

Cost of Revenue

Our Costs of Goods Sold, as we expected will increased slightly due to increasing Chinese Yuan’s currency exchange rate, labor costs, and raw materials.  We anticipate this trend to continue and may adjust our unit price upward to reduce the impact of rising costs.

For the period ended March 31, 2011, the Company incurred a total cost of goods sold of $ 2,677,747 compared to $ 1,983,730 for the three months period ended March 31, 2010.

At the year ended 2010, the Company had ending inventory of $ 1,533,220 that was purchased from Zhong Nan Fu Rui and ChuZhou FuDa, included 39,151 pieces Icemakers and 355,320 pieces Motors.

From the period January 1 to March 31, 2011, Flurida Group, Inc. purchased Motors and parts from Zhong Nan Fu Rui at total cost of $ 1,935,726 for FOB shipping point at Qingdao, China.

Flurida Group, Inc. also purchased Motors, Deflectors, Icemakers, Magnets, Dac boxes, and other related parts from Qingdao Fubida Electronics Co., Ltd. at total cost of $188,602 for FOB shipping point at Qingdao, China.

The Company purchased Icemakers and parts from ChuZhou FuDa at total cost of $ 345,488 for FOB shipping point at Nanjing, China.

In addition, Flurida Group, Inc. purchased Magnets, Icemakers, Timers and related parts from Shanghai Fulu International Trading Co., Ltd., at total cost of $7,266 for FOB shipping point at Shanghai, China.

To manufacture the related refrigerator appliance parts, Zhong Nan Fu Rui and Qingdao Fubida Electronics Co., needs key parts made in USA, which were purchased through Flurida Group, Inc. in USA.  The costs of purchasing the parts were $ 61,060 in 2010.

From the period of January to March 31, 2011, the Company had total purchase of $ 2,538,142.

At the period ended March 31, 2011, the Company had ending inventory $1,400,857.

For the three months period ended March 31, 2011, the company had freight cost of $7,242.

Therefore, in the period January 1 to March 31, 2011, the Company incurred a total cost of good sold of $2,677,747.

The cost of goods sold in the Statements of Operations includes costs of products purchased from suppliers, shipping costs or freight in costs for the products shipping FOB port China, and other costs if any directly related to the products inspection, duty and custom taxes of products, internal transfer costs if any.  The selling, general and administrative expense includes operation expense such as travel, professional, office rent, telephone, certification fees, wages and salaries for management and administrative employees, and other expense related to operation.  There was no allocation of portion of any selling, general and administrative expense to the cost of goods sold.

Our gross margin may not be comparable to those of other entities, since some other entities may include all or allocate portion of the costs related to their distribution network into cost of goods sold.

Expense

Our Operating expenses consist of selling, general and administrative expenses.

	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2010
Selling, general and administrative expenses
Administration Expense	1,507.11	4,910.00
Bank Service Charges	594.24	350.11
Business operation tax	-	578.65
Business Registration	-	423.50
Certification	20,858.45	15,608.94
Computer and Internet Expenses	232.05	217.14
Flurida Europe Operating Expense	-	21,336.25
Fuel charge	480.71	-
Gift and promotion	-	259.66
Industry Show	-	100.00
Meals and Entertainment	8,183.97	-
Office Supplies	6,881.84	1,788.29
Parking fee	192.00	4.60
Payroll Expense - ER	11,401.30	9,256.56
Payroll Expenses - EE	135,144.56	99,480.00
Postage & Shipping	499.22	353.22
Professional Fees	12,855.81	26,982.01
Rent Expense	8,876.68	5,130.00
Repair & Maintenance	-	178.12
Service Cost	1,236.07	-
Telephone Expense	2,227.93	809.51
Travel Expense
Airfare	10,723.78	5,191.30
Car Rental	1,571.78	-
Hotel Expense	5,210.21	2,280.59
Local Transportation	316.93	-
Travel Expense - Other	590.02	2,535.77
Total Travel Expense	18,412.72	10,007.66
Utilities	523.96	282.64
Total Expense	230,108.62	198,056.86

Started from January 2011, Flurida Group had salaries for officers Jianfeng Ding, Yaru Huang, and Ying Zhong for $350,000, $80,000, $ 80,000. The Social Security tax and Medicare tax were paid by both employer and employees in USA; employees also withheld portion of Federal and State tax calculate by each individual’s status. All of the tax was submitted to Internal Revenue Service and local government at a semiweekly basis. The Company incurred a total payroll expense of $146,546 for the period end March 31, 2011.  For maintaining and operating the business, the Company expensed a total of $ 12,856 professional fee, which was included the accounting fee, commission and consulting fee for enlarge sales volume, and other professional expenses. In order to increasing the sales in Europe and North America, the Company expensed $ 20,858 certification fees on the products we sold or exported in the period of January 1 to March 31, 2011.

We expect selling, general, and administrative expenses to increase in future periods as we initiate a number of marketing and promotional activities.

Income Taxes

We are subject to income taxes in the U.S., while the subsidiary in Italy is subject to the income tax laws of Italy. We incurred income tax expense of $53,350 for the period of January 1 to March 31, 2011; it was consisted of $ 41,500 of federal income tax, $11,000 state income tax for Illinois, and $850 income and franchise tax for California. As of March 31, 2011, the company had income taxes payable of $ 88,350.

Net Income

We had a net income of $58,858 and $53,569 for the three months period ended March 31, 2011 and 2010 respectively.  The net income in the first quarter 2011 was increased 10% comparing to the three months period ended 2010 due to the overall increase of sales revenue.

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

Foreign Currency Translation

The Company has determined the United States dollars to be its functional currency; and European Euro to be its functional currency for our Italian subsidiary.  Assets and liabilities were translated to U.S. dollars at the period-end exchange rate. Statement of operations amounts were translated to U.S. dollars using the historic rate, i.e., the rate at first date of each month during the year.  Gains and losses resulting from translating foreign currency financial statements are accumulated in other comprehensive income (loss), a separate component of shareholders’ equity.

Liquidity and Capital Resources

	At March 31	At March 31	At December 31
	2011	2010	2010

Current Ratio*	1.51	1.59	1.39
Cash	$684,078	$318,204	$992,825
Working Capital**	$1,141,611	$1,034,519	$1,094,366
Total Assets	$4,505,577	$3,561,910	$5,168,018
Total Liabilities	$2,982,963	$2,238,220	$3,714,319

Total Equity	$1,526,829	$1,323,690	$1,453,699

Total Debt/Equity***	1.95	1.69	2.56

*Current Ratio = Current Assets /Current Liabilities

**Working Capital = Current Assets - Current Liabilities

*** Total Debt / Equity = Total Liabilities / Total Shareholders Equity.

The Company’s overall working capital was increased in the period ended March 31, 2011 comparing to the period ended March 31,2010, due to the overall increase of the cash balance, increase of accounts receivable, and increase of the accounts payable;

Currently the Company has a sales agreement with Electrolux, such agreement require the Company to supply the motors, ice makers, and other parts based on Electrolux’s needs.  The management projected that the needs for our Company’s products shall be stable with slight increase worldwide.  However, due to the consignment arrangement with Electrolux, the Company would keep certain level of consignment inventory to meet the Electrolux’s requirements.  In addition, due to the consignment terms with Electrolux, the sales would be recognized when the Electrolux withdraw the products or the consignment inventory at Electrolux’s warehouse for 60 days.  In our due course of business dealing with Electrolux’s consignment sales, all the sales incurred in the period January 1 March 31 2011 were for the products withdrew before the 60 days terms, i.e., the products might be considered as sales automatically based on the consignment terms.  After the products withdrew by Electrolux, the Company may receive the payment in 30 days.  Therefore, in general, there would be at least 90 days to collect payment after the products shipped to Electrolux’s warehouse.  Such long payment cycle may cause the Company to set up the similar payment terms or arrangement with the Company’s suppliers, for example, the major supplier, Zhong Nan Fu Rui.  Accordingly, the accounts payables would be increased too.  Therefore, the management projected that the trend of decrease of current ratio may be continued in the year 2011, due to the possibilities of late payment of accounts receivables, and the increase of the accounts payables.

Our activities for generating cash flows were operating activities in 2011 and 2010.  There were no investing and financing activities incurred for the period ended March 31, 2011, and 2010.  The management will continue to focus on the operating activities, particularly focus on marketing, customer services, and general administrative activities to improve overall operation effectiveness.  Specifically, the management believes that within the operating activities, the efforts of collecting accounts receivables and making payments of accounts payables still are the primary factors for the changes of cash flows in the year 2011 or later.

The Company had cash and cash equivalents of $ 684,078 at March 31, 2011 and $ 1,141,611 of working capital and $ 318,204 at March 31, 2010 and $ 1,034,519 of working capital.

The total debt of $2,238,220 for March 31, 2010 that is included the amount of $ 2,178,220 accounts payable and $ 60,000 unearned revenue.

The total debt of $2,982,963 for March 31, 2011 included total of $ 2,892,249 account payable, which was consisted of $ 2,245,092 for Zhong Nan Fu Rui, $ 265,722 for Chu Zhou Fu Da, $ 280,369 for Qiongdao Fu Bi Da, $ 39,891 for Shang Hai Fu Lu International Trading, and $ 14,964 for US suppliers, $ 33573 for salary and payroll tax payable, and $ 12,637 for all other account payable; as well as $88,350 for income tax payable, and $2,364 unearned income.

Our independent auditor has indicated that our lack of operating history and financial resources raise substantial doubt about its ability to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations. However, due to the close relationship between the Company and it’s supplier, Zhong Nan Fu Rui, which is 100% owned by the founder, Jianfeng Ding, Zhong Nan Fu Rui’s current customers can be served by the Company for the same quality of products and services. Besides, as of March 31, 2011, the cash and cash equivalent balance was $684,078 , the management believes that the revenues will be generated and its cash flows will be maintained to cover its operational costs and the risk of going concern in long term is significantly low.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2011. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2011, the Company’s disclosure controls and procedures were not effective. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after March 31, 2011.

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

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)                 Unregistered Sales of Equity Securities.

The Registrant did not sell any unregistered securities during the three months ended March 31, 2011.

(b)                 Use of Proceeds.

The Registrant did not sell any unregistered securities during the three months ended March 31, 2011.

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

Flurida Group, Inc., a Nevada corporation

Title	Name	Date	Signature
Principal Executive Officer	Jianfeng Ding	May 16, 2011	/s/ Jianfeng Ding

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE
/s/ Jianfeng Ding	Jianfeng Ding	Principal Executive Officer and Director	May 16, 2011
/s/ Yaru Hang	Yaru Hang	Principal Financial Officer and Principal Accounting Officer	May 16, 2011

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

32.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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

