Form 10-Q
period 2011-06-30
FLURIDA GROUP INC
filed 2011-08-15
CIK 1430960

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 15, 2011 there were 38,990,827 shares issued and outstanding of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

FLURIDA GROUP, INC.

Financial Statements
(Unaudited)

As of June 30, 2011 and 2010

FLURIDA GROUP, INC.
CONSOLIDATED BALANCE SHEETS
	June 30	December 31
	2011	2010
ASSETS	( Unaudited)
Current assets:
Cash and cash equivalents	$340,755	$992,825
Accounts receivable, net	2,720,258	2,282,640
Inventory	1,623,542	1,533,220
Total Current Assets	$4,684,555	$4,808,685

Property, plant and equipment, net	$65,557	$46,138

Other assets:
Loan to supplier	$284,626	$284,626
Accrued interest receivable	29,869	22,305
Security deposit	6,264	6,264
Total Other Assets	$320,759	$313,195

TOTAL ASSETS	$5,070,871	$5,168,018
LIABILITIES & EQUITY
Current liabilities:
Account payable	$3,509,152	$3,632,648
Income taxes payable	22,659	79,307
Unearned revenue	-	2,364
Total current liabilities	$3,531,811	$3,714,319

Stockholders' Equity:
Common stock, $0.001 par value;
200,000,000 shares authorized;
38,990,827 shares issued and outstanding.	$38,991	$38,991

Paid-in capital	1,221,613	1,221,613

Retained earnings	255,936	187,572

Accumulated other comprehensive Income	22,520	5,523

Total stockholders' equity	$1,539,060	$1,453,699

TOTAL LIABILITIES & EQUITY	$5,070,871	$5,168,018

FLURIDA GROUP, INC.
CONSOLIDATED STATEMENT OF OPERATION
	Six Months Ended		Three Months Ended
	June 30		June 30
	2011	2010	2011	2010
	Unaudited	Unaudited	Unaudited	Unaudited
Revenues:	$7,022,186	$5,437,803	$4,002,399	$3,251,138
Cost of Goods Sold	6,384,261	4,872,493	3,706,514	2,933,763
Gross Profit	$637,925	$565,310	$295,885	$317,375
Operating expenses:
Research and development	-	-	-	-
Selling, general and administrative expenses	502,984	427,145	272,876	229,088
Depreciation and amortization expenses	8,252	168	4,668	168
Total Operating Expenses	$511,236	$427,313	$277,544	$229,256
Operating Income( Loss)	$126,689	$137,997	$18,341	$88,119

Investment income, net	7,825	7,383	3,964	3,692
Interest Expense, net	-	-	-	-
Income(Loss) before taxes	134,514	145,380	22,305	91,811
Income(Loss) tax expense	66,150	-	12,800	-
Net Income(Loss)	$68,364	$145,380	$9,505	$91,811

Net Income(Loss) per common share-Basics	$0.00	$0.00	$0.00	$0.00
Net Income(Loss) per common share-Diluted	$0.00	$0.00	$0.00	$0.00

Other comprehensive Income(Loss), net of tax:
Foreign currency translation adjustments	16,997	(39,532)	6,940	(23,703)
Total other comprehensive Income(Loss)	$16,997	$(39,532)	$6,940	$(23,703)
Comprehensive Income(Loss)	$85,361	$105,848	$16,445	$68,108

FLURIDA GROUP, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
FOR THE PERIOD ENDED JUNE 30, 2011
(Unaudited)
			Additional		Accumulated Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, December 31, 2009	38,990,827	$38,991	$1,221,613	$(23,633)	$48,979	$1,285,950

Adjustment for Exchange
rate changes					$(43,456)	$(43,456)

Net Income for the year
ended December 31, 2010				$211,205		$211,205
Balance, December 31, 2010	38,990,827	$38,991	$1,221,613	$187,572	$5,523	$1,453,699

Adjustment for Exchange
rate changes					$16,997	$16,997

Net Income for the period
ended June 30, 2011				$68,364		$68,364
Balance, June 30, 2011	38,990,827	$38,991	$1,221,613	$255,936	$22,520	$1,539,060

FLURIDA GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
	Six Months Ended		Three Months Ended
	June 30		June 30
	2011	2010	2011	2010
Operating Activities:	Unaudited	Unaudited	Unaudited	Unaudited
Net Income(Loss)	$68,364	$145,380	$9,505	$91,811
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation Expense	8,252	168	4,668	168
Inventory	(90,322)	(494,467)	(222,685)	(373,204)
Account Receivable	(437,618)	(1,312,657)	(680,619)	(609,629)
Accrued Interest Receivable	(7,564)	(7,383)	(3,782)	(3,692)
Overpayment Credit	-	(15,129)	-	(15,129)
Unearned Revenue	(2,364)	60,000	(2,364)	-
Increase Income Tax Payable	(56,648)	-	(65,691)	-
Increase Account Payable	(123,496)	1,104,046	616,903	755,903
Decrease Credit card Payable	-	(656)	-	-
Net cash provided by operating activities	$(641,396)	$(520,698)	$(344,065)	$(153,772)
Investing Activities:
Purchase of Furniture and Equipment	(27,671)	(12,946)	(6,198)	(12,946)
Net cash provided by investing activities	$(27,671)	$(12,946)	$(6,198)	$(12,946)
Financing Activities:
Proceeds from issuance of common stock	-	-	-	-
Net cash provided by financing activities	$-	$-	$-	$-
Effect of Exchange Rate on Cash	$16,997	$(39,532)	$6,940	$(23,703)
Net increase (decrease) in cash and cash equivalents	$(652,070)	$(573,176)	$(343,323)	$(190,421)
Cash and cash equivalents at beginning of the period	$992,825	$700,959	$684,078	$318,204
Cash and cash equivalents at end of the period	$340,755	$127,783	$340,755	$127,783

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

As of June 30, 2011, the company has furniture, Computer and data processing equipments, and equipments at a cost of $ 75,198, and $ 9,641 of accumulated depreciation expense was recorded.

Account Receivable

As of June 30, 2011, the company had a total of $ 2,720,258 account receivables from it major customers. Detail showed as below.

6/30/2011
Chuzhou FuDa	$ 3,322
Electrolux- Australia	$ 31,436
Electrolux-Anderson-US	$ 1,047,546
Electrolux-Mexico	$ 468,982
Electrolux Major Appliance	$ 22,211
Electrolux - Sweden	$ 11,460
Electrolux Italy	$ 254,494
Electrolux Hungary	$ 199,227
Shamrock	$ 7,800
General Electric Company	$ 3,319
Master Precision Global LLC(MPG)	$ 450,909
Qingdao FuBiDa	$ 487
ZhongNanFuRui	$ 219,065
TOTAL	$ 2,720,258

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accrued Interest Receivable

In July 1st, 2009, the company loan $278,090 to its main supplier Zhong Nan Fu Rui Mechanical electronics Co., Ltd at interest rate of 5.31%, term July 1, 2009 to June 30, 2011.  On August 10, 2010, additional loan of $6,535.59 was advanced to Zhong Nan Fu Rui Mechanical electronics Co., Ltd.  As of June 30, 2011, total of $ 29,869 accrued interest receivable with interest rate at 5.31% was incurred.

Account Payable

The Company incurred accounts payable including professional fees, purchases, payroll and payroll tax liability, and other service fee payables. As of June 30, 2011, the company had a total of $ 3,509,152 account payable, which was included $ 2,149,822 for Zhong Nan Fu Rui, $ 650,088 for Chu Zhou Fu Da, $ 549,657 for Qiongdao Fu Bi Da, $ 34,041 for Shang Hai Fu Lu International Trading, and $ 95,276 for US suppliers, $ 2,999 for salary and payroll tax payable, and $ 27,269 for all other account payable.

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

As of June 30, 2011, there were 8,862 icemakers and 16,632 pieces motor in Electrolux Juarez warehouse as of consignment inventory. Also, there were 197,640 pieces motor in Electrolux Anderson warehouse as of consignment inventory.

The company also had 18,207 Icemakers and 30,240 motors been shipped out at FOB shipping point Qingdao, China to Electrolux Juarez warehouse. The company also had 221,184 pieces Motor been shipped out at FOB shipping point Qingdao, China to Electrolux Anderson warehouse. The company also had 34,560 pieces motor been shipped out at FOB shipping point Qingdao, China to St. Cloud warehouse. Those purchases haven’t considered as a sale or a consignment inventory at the period ended June 30, 2011. Therefore, it’s the inventory of Flurida Group, Inc.

As a result, the company had total of $ 1,623,543 inventory as of June 30 2011.

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

From the period of January to June 2011, the Company had total net revenue of $ 7,022,186, including $ 4,002,399 for the period of April to June and $ 3,019,787 for the period of January to March 2011.

For the period April 1 to June 30, 2011, the Company sold icemakers and motors to, Electrolux USA, located at Charlotte NC for sales of $ 2,906,266. The motors were manufactured and supplied by Zhong Nan Fu Rui; all the motors were shipped out at FOB shipping point Qingdao, China.  And the icemakers were manufactured and supplied by ChuZhou FuDa Mechanical & Electronics Co., Ltd; all the icemakers were shipped out at FOB shipping point Nanjing, China.

The Company sold motors to another US company, Master Precision Global (MPG), a sub-assembler to Electrolux, for $365,602. The motors were manufactured and supplied by Zhong Nan Fu Rui, and shipped out at FOB shipping point at Qingdao, China.

In the second quarter of 2011, the Company sold icemakers, components, and tooling service to Electrolux –Australia for $ 32,856. The icemakers were manufactured and supplied by Chu Zhou Fu Da Mechanical & Electronics; all the icemakers were shipped out at FOB shipping point Nanjing, China.

The Company also sold DAC Boxes to Electrolux –Sweden for $ 10,528. The DAC Box were manufactured and supplied by Qingdao Fu Bi Da; all the DAC Boxes were shipped out at FOB shipping point Qingdao, China.

The Company sold DAC Boxes, Deflector, push buttons, Magnets, Motors and other related parts to Electrolux –Italy for total $ 236,641. The DAC Boxes, Magnets, Motors and other related parts were manufactured and supplied by Zhong Nan Fu Rui, and Qingdao Fu Bi Da; all the DAC Boxes magnets, and motors were shipped out at FOB shipping point Qingdao, China.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenues Recognition (Continued)

The Company also sold DAC Boxes, Magnets, Motors, and other related parts to Electrolux – Hungry for total $ 256,576. The DAC Boxes, magnets and Motors were manufactured and supplied by Zhong Nan Fu Rui, and Qingdao Fu Bi Da respectively; all the DAC Boxes magnet, and motors were shipped out at FOB shipping point Qingdao, China.

The company sold Motors, icemakers, and some related refrigerator appliance parts to North Carolina Electrolux Major Appliances, Inc for $ 22,203. The parts were manufactured and supplied by Zhong Nan Fu Rui, and were shipped out at FOB shipping point at Qingdao, China.

In the second quarter of 2011, the Company sold thermostats and other related key parts for icemakers and motors, to Zhong Nan Fu Rui. The parts were exclusively used for the icemakers and motors purchase order by Electrolux.  Flurida Group purchased the parts from Wako Electronics, Inc., an US Company located at Louisville, KY 40299.  Flurida Group also sold Rocker Switch, the key parts for icemakers, to Zhong Nan Fu Rui.  The parts, Rocker Switch, were exclusively used for the icemakers purchase order by Electrolux.  The Company purchased the parts, Rocker Switch, from CW Industries, an US Company located at Southampton, PA; and also Flurida Group purchased some other related key parts from corporate America, and then sold to Zhong Nan Fu Rui. Flurida Group, Inc. adds averaged 5% - 10% margin based on the cost of purchase, then sold to them, so, $ 158,240 were sold and invoiced to Zhong Nan Fu Rui.

The company sold Thermostat to an US company, JC Technology Industries Inc for $ 600. The parts were manufactured and supplied by Zhong Nan Fu Rui, and were shipped out at FOB shipping point at Qingdao, China.

From April 1 to June 30, 2011, the company earned $ 2,723 service income from General Electric Company, a US company located at Louisville, KY; and had other tooling and service income of $ 10,164.

In summary, for the period of April 1 to June 30, 2011, the Company incurred the total sales of $ 4,002,399. The cost of goods sold is discussed in details in Note C, Related Party Transactions.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Operating Expense

Operating Expenses includes all selling, general and administrative expenses for the Company.  For the three months period ended June 30, 2011 and 2010, the company had a total of $ 272,876 and $ 229,088 selling and administrative expenses respectively. And for the six months period ended June 30, 2011 and 2010, the company had a total of $ 502,984 and $ 427,145 selling and administrative expenses respectively.  Detail was showed on Exhibit A.

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

	Six Months Ended	Six Months Ended	Three Months Ended	Three Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Payroll Expense - ER
State Unemployment Tax	1,860	1,646	682	-
US Medicare Tax - ER	3,891	2,820	1,931	1,378
US Social Security Tax -ER	12,110	12,058	3,727	5,890
Payroll Expense - ER - Other	232	-	353	-
Total Payroll Expense - ER	18,093	16,524	6,691	7,268
Payroll Expenses - EE
Federal Tax Withholding	47,821	29,358	25,083	14,500
Net Salaries Payment-EE	199,260	143,809	103,011	70,083
State Tax Withholding	15,981	6,434	7,462	3,150
US Medicare Tax -EE	3,891	2,820	1,931	1,378
US Social Security Tax - EE	8,706	12,058	3,028	5,890
Total Payroll Expenses - EE	275,659	194,480	140,515	95,000
Total Payroll Expense	293,752	211,004	147,206	102,268

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Professional Fee

Professional fees are consist of accounting and auditing fee, legal fee, commission and consulting expenses, SEC filling fee, and other professional expenses.

	Six Months Ended	Six Months Ended	Three Months Ended	Three Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Professional Fees
Accounting & Auditing service	35,963	31,000	33,500	31,000
Auditing Factory	3,935	3,245	3,935	950
Commission & Consultant fee	22,682	280	12,514	280
Legal fee	2,980	16,914	2,980	1,414
Edgar SEC Filing Fee	6,230	968	6,230	968
Transfer Agent Service	525	640	300	640
Professional Fees - Other	-	6,132	-	2,440
Total Professional Fees	72,316	59,179	59,460	37,692

Income Tax

Income taxes are provided for tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes are recognized for differences between the bases of assets and liabilities for financial statement and income tax purposes. The differences in asset and liability bases relate primarily to organization and start-up costs (use of different methods and periods to calculate deduction). Deferred taxes are also recognized for operating losses and tax credits that are available to offset future income taxes. The deferred tax assets and/or liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. The components of the deferred tax asset and liability are classified as current and concurrent based on their characteristics. Valuation allowances are provided for deferred tax assets based on management’s projection of the sufficiency of future taxable income to realize the assets.

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

Recent Accounting Pronouncements (Continue)

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

Income Tax

Income taxes are provided for tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes are recognized for differences between the bases of assets and liabilities for financial statement and income tax purposes. The differences in asset and liability bases relate primarily to organization and start-up costs (use of different methods and periods to calculate deduction). Deferred taxes are also recognized for operating losses and tax credits that are available to offset future income taxes. The deferred tax assets and/or liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. The components of the deferred tax asset and liability are classified as current and concurrent based on their characteristics. Valuation allowances are provided for deferred tax assets based on management’s projection of the sufficiency of future taxable income to realize the assets.

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

* Based on total issued shares as of December 31, 2008: 38,990,827

At July 23, 2009, the Company's founders Jianfeng Ding and Yaru Huang transferred total 2,000,000 of their common shares to Chuanyun Mu and Xia Liu as a gift. Therefore, as of June 30, 2011, total 30,129,960 shares were issued to officers and directors.  Please see the table below for details:

Name	Total Shares	Total Amount	Percentage
Fenglan Li	165,000	15,750	0.42%
Fuling Li	115,000	10,750	0.29%
Ying Zhong	2,000,000	200,000	5.13%
Gian Franco Barbieri	102,000	9,700	0.26%
Xiaoyong Fu	750,000	75,000	1.92%
Jianfeng Ding & Yaru Huang	26,997,760	323,998	69.24%
Total	30,129,760	$635,198	77.26%

• Based on total issued shares as of December 31, 2009: 38,990,827. • Total outstanding issued shares as of June 30, 2011: 38,990,827

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

At the period ended March 31, 2011, the Company had ending inventory of Icemakers and Motors at total cost of $ 1,400,857 that was purchased from Zhong Nan Fu Rui and ChuZhou FuDa.

From the period April 1 to June 30, 2011, Flurida Group, Inc. purchased Motors and parts from Zhong Nan Fu Rui at total cost of $ 2,671,647for FOB shipping point at Qingdao, China.

The total parts price from Zhong Nan Fu Rui consists of 80% of direct manufacturing materials and labor, 10% of allocated manufacturing overhead, and 10% of profit margin.

Flurida Group, Inc. also purchased Motors, Deflectors, Icemakers, Magnets, Dac boxes, and other related parts from Qingdao Fubida Electronics Co., Ltd. at total cost of $368,799 for FOB shipping point at Qingdao, China.

The Company purchased Icemakers and parts from ChuZhou FuDa at total cost of $ 745,758 for FOB shipping point at Nanjing, China.

In addition, Flurida Group, Inc. purchased Magnets, Icemakers, Timers and related parts from Shanghai Fulu International Trading Co., Ltd., at total cost of $6,465 for FOB shipping point at Shanghai, China.

To manufacture the related refrigerator appliance parts, Zhong Nan Fu Rui and Qingdao Fubida Electronics Co., needs key parts made in USA, which were purchased through Flurida Group, Inc. in USA.  The costs of purchasing the parts were $128,829 in the period of April to June 2011.

From the period of April to June 30, 2011, the Company had total purchase of $ 3,921,598.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – RELATED PARTY TRANSACTIONS (Continued)

Cost of Goods Sold (Continued)

At the period ended June 30, 2011, the Company had ending inventory of 500,256 pieces motors and 27,069 pieces icemakers value at $1,623,543.

For the period of April 1 to June 30, 2011, the company had freight cost of $7,602.

Therefore, in the three months period ended June 30, 2011, the Company incurred a total cost of good sold of $ 3,706,514.

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

There were no new shares issued during the period ending June 30, 2011.

Therefore, as of June 30, 2011 total shares issued and outstanding are 38,990,827.

NOTE E – GOING CONCERN

The Company’s operating history and financial resources may raise doubt about its ability to continue as a going concern.  The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations.  In the second quarter of 2011, the Company generated sales revenue of $ 4,002,399.  The Company’s most concentrated customer is Electrolux located in various countries.  If Electrolux discontinue the purchase which may be very unlikely in near future, the Company may face the ability to continue as a going concern.  However, due to the close relationship between the Company and it’s suppliers, Zhong Nan Fu Rui and Qingdao Fubida Electronics Co., which are 100% owned by the founder, Jianfeng Ding.  Zhong Nan Fu Rui and Qingdao Fubida Electronics Co.’s current customers can be served by the Company for the same quality of products and services.  Besides, as of June 30, 2011, the cash and cash equivalent balance was $ 340,755, the management believes that the revenues will be generated and its cash flows will be maintained to cover its operational costs and the risk of going concern in long term is significantly low.

Exhibit A

Selling, general and administrative expenses

	Six Months Ended	Six Months Ended	Three Months Ended	Three Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Expense
Administration Expense	2,071	5,818	564	908
Bank Service Charges	3,208	704	2,614	354
Business operation tax	-	579	-	-
Business Registration	1,494	974	1,494	550
Certification	34,072	34,921	13,214	19,312
Commission	-	21,266	-	15,770
Computer and Internet Expense	504	507	272	290
Credit Card Finance Charge	-	50	-	50
Flurida Europe Operating Exp	-	21,336	-	-
fuel charge	733	28	253	28
GIFT AND PROMOTION	4,050	2,441	4,050	2,181
Industry Show	-	100	-	-
Insurance Expense	-	31	-	31
Meals and Entertainment	12,262	2,220	4,078	2,220
Office Supplies	8,660	4,908	1,779	3,120
Parking Fee	220	89	28	84
Payroll Expense - ER	18,093	16,524	6,691	7,268
Payroll Expenses - EE	275,659	194,480	140,515	95,000
Postage &Shipping	2,313	1,549	1,814	1,196
Professional Fees	72,316	59,179	59,460	37,692
Rent Expense	25,923	10,260	17,047	5,130
Repairs and Maintenance	-	471	-	293
Service Cost	1,369	5,000	133	5,000
Telephone Expense	4,406	3,939	2,178	3,130
Travel Expense
air agent fee	95	990	95	990
Airfare	20,618	23,684	9,894	18,493
Car Rental	2,549	422	977	422
Hotel Expense	10,008	8,092	4,798	5,811
Local Transportation	472	48	155	48
Travel Expense - Other	1,134	4,400	544	1,864
Total Travel Expense	34,875	37,635	16,462	27,628
Utilities	756	2,135	232	1,853
Total Expense	502,984	427,145	272,876	229,088

Item 2.   Management’s Discussion and Analysis or Plan of Operation.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and other financial information included in this Form 10-Q.

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking.  Forward-looking statements are, by their very nature, uncertain and risky.  These risks and uncertainties include international, national, and local general economic and market conditions; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; change in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; the risk of foreign currency exchange rate; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

Although the forward-looking statements in this Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them.  Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements.  You are urged to carefully review and consider the various disclosures made by us in this report as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

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

Results of Operations

For the fiscal quarters ended June 30, 2011 vs. June 30, 2010.

Revenue

For the second quarter ended June 30, 2011 and 2010, the Company had total net revenue of $ 4,002,399 and $ 3,251,138 respectively.

For the period of April 1 to June 30, 2011, the Company sold icemakers and motors to Electrolux USA, located at Charlotte NC for sales of $ 2,906,266. The motors were manufactured and supplied by Zhong Nan Fu Rui; all the motors were shipped out at FOB shipping point Qingdao, China.  And the icemakers were manufactured and supplied by ChuZhou FuDa Mechanical & Electronics Co., Ltd; all the icemakers were shipped out at FOB shipping point Nanjing, China.

The Company sold motors to another US company, Master Precision Global (MPG), a sub-assembler to Electrolux, for $365,602. The motors were manufactured and supplied by Zhong Nan Fu Rui, and shipped out at FOB shipping point at Qingdao, China.

In the second quarter of 2011, the Company sold icemakers, components, and tooling service to Electrolux –Australia for $ 32,856. The icemakers were manufactured and supplied by Chu Zhou Fu Da Mechanical & Electronics; all the icemakers were shipped out at FOB shipping point Nanjing, China.

The Company also sold DAC Boxes to Electrolux –Sweden for $ 10,528. The DAC Box were manufactured and supplied by Qingdao Fu Bi Da; all the DAC Boxes were shipped out at FOB shipping point Qingdao, China.

The Company sold DAC Boxes, Deflector, Push buttons, Magnets, Motors and other related parts to Electrolux –Italy for total $ 236,641. The DAC Boxes, Magnets, Motors and other related parts were manufactured and supplied by Zhong Nan Fu Rui, and Qingdao Fu Bi Da; all the DAC Boxes magnets, and motors were shipped out at FOB shipping point Qingdao, China.

The Company also sold DAC Boxes, Magnets, Motors, and other related parts to Electrolux – Hungry for total $ 256,576. The DAC Boxes, Magnets and Motors were manufactured and supplied by Zhong Nan Fu Rui, and Qingdao Fu Bi Da respectively; all the DAC Boxes, Magnet, and Motors were shipped out at FOB shipping point Qingdao, China.

The Company sold Motors, Icemakers, and some related refrigerator appliance parts to North Carolina Electrolux Major Appliances, Inc for $ 22,203. The parts were manufactured and supplied by Zhong Nan Fu Rui, and were shipped out at FOB shipping point at Qingdao, China.

In the second quarter of 2011, the Company sold thermostats and other related key parts for icemakers and motors, to Zhong Nan Fu Rui. The parts were exclusively used for the icemakers and motors purchase order by Electrolux.  Flurida Group purchased the parts from Wako Electronics, Inc., an US Company located at Louisville, KY 40299.  Flurida Group also sold Rocker Switch, the key parts for icemakers, to Zhong Nan Fu Rui.  The parts, Rocker Switch, were exclusively used for the icemakers purchase order by Electrolux.  The Company purchased the parts, Rocker Switch, from CW Industries, an US Company located at Southampton, PA; and also Flurida Group purchased some other related key parts from corporate America, and then sold to Zhong Nan Fu Rui. Flurida Group, Inc. adds averaged 5% - 10% margin based on the cost of purchase, then sold to them, so $ 158,240 were sold and invoiced to Zhong Nan Fu Rui.

The company sold Thermostat to an US company, JC Technology Industries Inc for $600. The parts were manufactured and supplied by Zhong Nan Fu Rui, and were shipped out at FOB shipping point at Qingdao, China.

From April 1 to June 30, 2011, the company earned $2,723 service income from General Electric Company, a US company located at Louisville, KY; and had other tooling and service income of $10,164.

In summary, for the period of April 1 to June 30, 2011, the Company incurred the total sales of $ 4,002,399 from selling the parts and tooling services, comparing with the $3,251,138 for the quarter ended June 30, 2010, increase of 23%.  The increase of revenues was due to the increased sales orders placed by Electrolux.

Cost of Revenue

Our Costs of Goods Sold, as we expected will increased slightly due to increasing Chinese Yuan’s currency exchange rate, labor costs, and raw materials.  We anticipate this trend to continue and may adjust our unit price upward to reduce the impact of rising costs.

For the quarter ended June 30, 2011, the Company incurred a total cost of goods sold of $3,706,514 compared to $ 2,933,763 for the three months period ended June 30, 2010.  The cost of goods sold for the period ending June 30, 2011 comparing to June 30, 2010 was also increased due to the sales revenue increases.

From the period April 1 to June 30, 2011, Flurida Group, Inc. purchased Motors and parts from Zhong Nan Fu Rui at total cost of $ 2,671,647for FOB shipping point at Qingdao, China.

Flurida Group, Inc. also purchased Motors, Deflectors, Icemakers, Magnets, Dac boxes, and other related parts from Qingdao Fubida Electronics Co., Ltd. at total cost of $368,799 for FOB shipping point at Qingdao, China.

The Company purchased Icemakers and parts from ChuZhou FuDa at total cost of $ 745,758 for FOB shipping point at Nanjing, China.

In addition, Flurida Group, Inc. purchased Magnets, Icemakers, Timers and related parts from Shanghai Fulu International Trading Co., Ltd., at total cost of $6,465 for FOB shipping point at Shanghai, China.

To manufacture the related refrigerator appliance parts, Zhong Nan Fu Rui and Qingdao Fubida Electronics Co., needs key parts made in USA, which were purchased through Flurida Group, Inc. in USA.  The costs of purchasing the parts were $128,829 in the period of April to June 2011.

From the period of April to June 30, 2011, the Company had total purchase of $ 3,921,598.

At the period ended March 31, 2011, the Company had ending inventory of Icemakers and Motors at total cost of $ 1,400,857 that was purchased from Zhong Nan Fu Rui and ChuZhou FuDa.

At the period ended June 30, 2011, the Company had ending inventory of 500,256 pieces motors and 27,069 pieces icemakers value at $1,623,543.

For the period of April 1 to June 30, 2011, the company had freight cost of $7,602.

Therefore, in the three months period ended June 30, 2011, the Company incurred a total cost of good sold of $ 3,706,514.

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

For the three months period ended June 30, 2011 vs. 2010, our gross marging was decreased mainly because our higher profit margin products such as DAC Box sold were decreased but the lower profit margin products such as motors were increased.  Our gross margin may not be comparable to those of other entities, since some other entities may include all or allocate portion of the costs related to their distribution network into cost of goods sold.

Expense

Our Operating expenses consist of selling, general and administrative expenses.

	Three Months Ended	Three Months Ended
	June 30, 2011	June 30, 2010
Expense
Administration Expense	564	908
Bank Service Charges	2,614	354
Business operation tax	-	-
Business Registration	1,494	550
Certification	13,214	19,312
Commission	-	15,770
Computer and Internet Expense	272	290
Credit Card Finance Charge	-	50
Flurida Europe Operating Exp	-	-
fuel charge	253	28
GIFT AND PROMOTION	4,050	2,181
Industry Show	-	-
Insurance Expense	-	31
Meals and Entertainment	4,078	2,220
Office Supplies	1,779	3,120
Parking Fee	28	84
Payroll Expense - ER	6,691	7,268
Payroll Expenses - EE	140,515	95,000
Postage & Shipping	1,814	1,196
Professional Fees	59,460	37,692
Rent Expense	17,047	5,130
Repairs and Maintenance	-	293
Service Cost	133	5,000
Telephone Expense	2,178	3,130
Travel Expense
air agent fee	95	990
Airfare	9,894	18,493
Car Rental	977	422
Hotel Expense	4,798	5,811
Local Transportation	155	48
Travel Expense - Other	544	1,864
Total Travel Expense	16,462	27,628
Utilities	232	1,853
Total Expense	272,876	229,088

Started from January  l, 2011, Flurida Group had salaries for officers Jianfeng Ding, Yaru Huang, and Ying Zhong for $350,000, $80,000, $ 80,000, respectively. The Social Security tax and Medicare tax were paid by both employer and employees in USA; employees also withheld portion of Federal and State tax calculate by each individual’s status. All of the tax was submitted to Internal Revenue Service and local government at a semiweekly basis. The Company incurred a total payroll expense of $147,206 for the quarter end June 30, 2011.  For maintaining and operating the business, the Company expensed a total of $ 59,460 professional fee, which was included the accounting fee, commission and consulting fee for enlarge sales volume, and other professional expenses.

We expect selling, general, and administrative expenses to increase in future periods as we initiate a number of marketing and promotional activities.

Income Taxes

We are subject to income taxes in the U.S., while the subsidiary in Italy is subject to the income tax laws of Italy. We incurred income tax expense of $12,800 for the quarter ended June 30, 2011. As of June 30, 2011, the company had income taxes payable of $ 22,659.  For the quarter ending June 30, 2010, management estimated that there may be accumulated operating loss carry forward and the potential increase of operation expense projections in 2010, the income tax for the period of June 30, 2010 was not estimated and paid.

Net Income

We had a net income of $ 9,505 and $ 91,811 for the three months period ended June 30, 2011 and 2010 respectively.

For the six months ended June 30, 2011 vs. June 30, 2010.

Revenue

From the period of January 1 to June 30, 2011, the Company had total net revenue of $ 7,022,186, including $ 4,002,399 for the period of April to June and $ 3,019,787 for the period of January to March 2011.  For the first six months ended June 30, 2011, the Company incurred the total sales of $7,022,186 from selling the parts and tooling services, comparing with the $5,437,803 for the first six months ended June 30, 2010, increase of 29%.

For the period January 1 to June 30, 2011, the Company sold icemakers and motors to, Electrolux USA, located at Charlotte NC for sales of $ 5,087,278. The motors were manufactured and supplied by Zhong Nan Fu Rui; all the motors were shipped out at FOB shipping point Qingdao, China.  And the icemakers were manufactured and supplied by ChuZhou FuDa Mechanical & Electronics Co., Ltd; all the icemakers were shipped out at FOB shipping point Nanjing, China.

The Company sold motors to another US company, Master Precision Global (MPG), a sub-assembler to Electrolux, for $487,469. The motors were manufactured and supplied by Zhong Nan Fu Rui, and shipped out at FOB shipping point at Qingdao, China.

The Company sold icemakers, components, and tooling service to Electrolux –Australia for $ 168,303. The icemakers were manufactured and supplied by Chu Zhou Fu Da Mechanical & Electronics; all the icemakers were shipped out at FOB shipping point Nanjing, China.

The Company also sold DAC Boxes to Electrolux –Sweden for $ 16,519. The DAC Box were manufactured and supplied by Qingdao Fu Bi Da; all the DAC Boxes were shipped out at FOB shipping point Qingdao, China.

The Company sold DAC Boxes, Deflector, push buttons, Magnets, Motors and other related parts to Electrolux –Italy for total $ 389,446. The DAC Boxes, Magnets, Motors and other related parts were manufactured and supplied by Zhong Nan Fu Rui, and Qingdao Fu Bi Da; all the DAC Boxes magnets, and motors were shipped out at FOB shipping point Qingdao, China.

The Company also sold DAC Boxes, Magnets, Motors, and other related parts to Electrolux – Hungry for total $ 400,452. The DAC Boxes, magnets and Motors were manufactured and supplied by Zhong Nan Fu Rui, and Qingdao Fu Bi Da respectively; all the DAC Boxes magnet, and motors were shipped out at FOB shipping point Qingdao, China.

The company sold Motors, icemakers, and some related refrigerator appliance parts to North Carolina Electrolux Major Appliances, Inc for $ 88,162. The parts were manufactured and supplied by Zhong Nan Fu Rui, and were shipped out at FOB shipping point at Qingdao, China.

From the period of January to June 2011, the Company sold thermostats and other related key parts for icemakers and motors, to Zhong Nan Fu Rui. The parts were exclusively used for the icemakers and motors purchase order by Electrolux.  Flurida Group purchased the parts from Wako Electronics, Inc., an US Company located at Louisville, KY 40299.  Flurida Group also sold Rocker Switch, the key parts for icemakers, to Zhong Nan Fu Rui.  The parts, Rocker Switch, were exclusively used for the icemakers purchase order by Electrolux.  The Company purchased the parts, Rocker Switch, from CW Industries, an US Company located at Southampton, PA; and also Flurida Group purchased some other related key parts from corporate America, and then sold to Zhong Nan Fu Rui, Qingdao Fubida Electronics Co., Ltd and ChuZhou FuDa Electronics Co., Ltd. Flurida Group, Inc. adds averaged 5% - 10% margin based on the cost of purchase, then sold to them, so, $ 204,520 were sold and invoiced to Zhong Nan Fu Rui.

The company sold thermostats to an US company, Exact Peplacement Parts for $ 22,400. The parts were manufactured and supplied by Zhong Nan Fu Rui, and were shipped out at FOB shipping point at Qingdao, China. The company also sold Thermostat to an US company, JC Technology Industries Inc for $ 600. The parts were manufactured and supplied by Zhong Nan Fu Rui, and were shipped out at FOB shipping point at Qingdao, China.

Also, from January 1 to June 30, 2011, the company sold $ 145,523 tooling service to General Electric Company, a US company located at Louisville, KY; and had other tooling and service income of $ 11,514.

In summary, for the first six months ended June 30, 2011, the Company incurred the total sales of
$ 7,022,186 from selling the parts and tooling services, comparing with the $5,437,803 for the first six months ended June 30, 2010, increase of 29%. The increase of revenues was due to the increased sales orders placed by Electrolux.

Cost of Revenue

Our Costs of Goods Sold, as we expected will increased slightly due to increasing Chinese Yuan’s currency exchange rate, labor costs, and raw materials.  We anticipate this trend to continue and may adjust our unit price upward to reduce the impact of rising costs.

For the six month period ended June 30, 2011, the Company incurred a total cost of goods sold of $ 6,384,261 compared to $ 4,872,493 for the six months period ended June 30, 2010.

At the year ended 2010, the Company had ending inventory of $ 1,533,220 that was purchased from Zhong Nan Fu Rui and ChuZhou FuDa, including the product of icemakers and motors.

From the period January 1 to June 30, 2011, Flurida Group, Inc. purchased Motors and parts from Zhong Nan Fu Rui at total cost of $ 4,607,373 for FOB shipping point at Qingdao, China.

Flurida Group, Inc. also purchased Motors, Deflectors, Icemakers, Magnets, Dac boxes, and other related parts from Qingdao Fubida Electronics Co., Ltd. at total cost of $557,400 for FOB shipping point at Qingdao, China.

The Company purchased Icemakers and parts from ChuZhou FuDa at total cost of $ 1,091,246 for FOB shipping point at Nanjing, China.

In addition, Flurida Group, Inc. purchased Magnets, Icemakers, Timers and related parts from Shanghai Fulu International Trading Co., Ltd., at total cost of $13,731 for FOB shipping point at Shanghai, China.

To manufacture the related refrigerator appliance parts, Zhong Nan Fu Rui and Qingdao Fubida Electronics Co., needs key parts made in USA, which were purchased through Flurida Group, Inc. in USA.  The costs of purchasing the parts were $ 189,989 in for the first six months of 2011.

From the period of January to June 30, 2011, the Company had total purchase of $ 6,459,739.

At the six month period ended June 30, 2011, the Company had ending inventory of 500,256 pieces motors and 27,069 pieces icemakers value at $1,623,543.

For the six months period ended June 30, 2011, the company had freight cost of $ 14,844.

Therefore, in the period January 1 to June 30, 2011, the Company incurred a total cost of good sold of $6,384,261.

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

Expense

Our Operating expenses consist of selling, general and administrative expenses.

	Six Months Ended	Six Months Ended
	June 30, 2011	June 30, 2010
Expense
Administration Expense	2,071	5,818
Bank Service Charges	3,208	704
Business operation tax	-	579
Business Registration	1,494	974
Certification	34,072	34,921
Commission	-	21,266
Computer and Internet Expense	504	507
Credit Card Finance Charge	-	50
Flurida Europe Operating Exp	-	21,336
fuel charge	733	28
GIFT AND PROMOTION	4,050	2,441
Industry Show	-	100
Insurance Expense	-	31
Meals and Entertainment	12,262	2,220
Office Supplies	8,660	4,908

Parking Fee	220	89
Payroll Expense - ER	18,093	16,524
Payroll Expenses - EE	275,659	194,480
Postage & Shipping	2,313	1,549
Professional Fees	72,316	59,179
Rent Expense	25,923	10,260
Repairs and Maintenance	-	471
Service Cost	1,369	5,000
Telephone Expense	4,406	3,939
Travel Expense
air agent fee	95	990
Airfare	20,618	23,684
Car Rental	2,549	422
Hotel Expense	10,008	8,092
Local Transportation	472	48
Travel Expense - Other	1,134	4,400
Total Travel Expense	34,875	37,635
Utilities	756	2,135
Total Expense	502,984	427,145

Started from January 1, 2011, Flurida Group had salaries for officers Jianfeng Ding, Yaru Huang, and Ying Zhong for $350,000, $80,000, $ 80,000. The Social Security tax and Medicare tax were paid by both employer and employees in USA; employees also withheld portion of Federal and State tax calculate by each individual’s status. All of the tax was submitted to Internal Revenue Service and local government at a semiweekly basis. The Company incurred a total payroll expense of $293,752 for the period end June 30, 2011.  For maintaining and operating the business, the Company expensed a total of $ 72,316 professional fee, which was included the accounting fee, commission and consulting fee for enlarge sales volume, and other professional expenses. In order to increasing the sales in Europe and North America, the Company expensed $ 34,072 certification fees on the products we sold or exported in the period of January 1 to June 30, 2011.

We expect selling, general, and administrative expenses to increase in future periods as we initiate a number of marketing and promotional activities.

Income Taxes

We are subject to income taxes in the U.S., while the subsidiary in Italy is subject to the income tax laws of Italy. We incurred income tax expense of $66,150 for the period of January 1 to June 30, 2011. As of June 30, 2011, the company had income taxes payable of $22,659.  For the period ending June 30, 2010, the management estimated that there may be accumulated operating loss carry forward and the potential increase of operation expense projections in 2010, the income tax for the period of June 30, 2010 was not estimated and paid.

Net Income

We had a net income of $68,364 and $145,380 for the six months periods ended June 30, 2011 and 2010 respectively.

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

Liquidity and Capital Resources

	At June 30	At June 30	At December 31
	2011	2010	2010

Current Ratio	1.44	1.46	1.39
Cash	$340,755	$127,783	$992,825
Working Capital	$1,473,503	$1,379,020	$1,094,366
Total Assets	$5,070,871	$4,385,921	$5,168,018
Total Liabilities	$3,531,811	$2,994,123	$3,714,319

Total Equity	$1,539,060	$1,391,798	$1,453,699

Total Debt/Equity	2.29	2.15	2.56

*Current Ratio = Current Assets /Current Liabilities

**Working Capital = Current Assets - Current Liabilities

*** Total Debt / Equity = Total Liabilities / Total Shareholders Equity.

The Company’s overall working capital was increased in the period ended June 30, 2011 comparing to the period ended June 30, 2010, due to the overall increase of the cash balance, increase of accounts receivable, and increase of the accounts payable.

Currently the Company has a sales agreement with Electrolux, such agreement require the Company to supply the motors, ice makers, and other parts based on Electrolux’s needs.  The management projected that the needs for our Company’s products shall be stable with slight increase worldwide.  However, due to the consignment arrangement with Electrolux, the Company would keep certain level of consignment inventory to meet the Electrolux’s requirements.  In addition, due to the consignment terms with Electrolux, the sales would be recognized when the Electrolux withdraw the products or the consignment inventory at Electrolux’s warehouse for 60 days.  In our due course of business dealing with Electrolux’s consignment sales, all the sales incurred in the period January 1 to June 30, 2011 were for the products withdrew before the 60 days terms, i.e., the products might be considered as sales automatically based on the consignment terms.  After the products withdrew by Electrolux, the Company may receive the payment in 30 days.  Therefore, in general, there would be at least 90 days to collect payment after the products shipped to Electrolux’s warehouse.  Such long payment cycle may cause the Company to set up the similar payment terms or arrangement with the Company’s suppliers, for example, the major supplier, Zhong Nan Fu Rui.  Accordingly, the accounts payables would be increased too.  Therefore, the management anticipates that the trend of decrease of current ratio may be continued in the year 2011, due to the possibilities of late payment of accounts receivables, and the increase of the accounts payables.

Our activities for generating cash flows were major in operating activities in 2011 and 2010.  There were no financing activities incurred for the period ended June 30, 2011, and 2010.  The management will continue to focus on the operating activities, particularly focus on marketing, customer services, and general administrative activities to improve overall operation effectiveness.  Specifically, the management believes that within the operating activities, the efforts of collecting accounts receivables and making payments of accounts payables still are the primary factors for the changes of cash flows in the year 2011 or later.

The Company had cash and cash equivalents of $ 340,755 at June 30, 2011 and $ 1,473,503 of working capital and $ 127,783 at June 30, 2010 and $ 1,379,020 of working capital.

The total debt of $2,994,123 for June 30, 2010 that is included the amount of $ 2,934,123 accounts payable and $ 60,000 unearned revenue.

The total debt of $3,531,811 for June 30, 2011 included total of $ 2,149,822 for Zhong Nan Fu Rui, $ 650,088 for Chu Zhou Fu Da, $ 549,657 for Qiongdao Fu Bi Da, $ 34,041 for Shang Hai Fu Lu International Trading, and $ 95,276 for US suppliers, $ 2,999 for salary and payroll tax payable, and $ 27,269 for all other account payable; as well as $22,659 for income tax payable.

Our independent auditor has indicated that our lack of operating history and financial resources raise substantial doubt about its ability to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations. However, due to the close relationship between the Company and it’s supplier, Zhong Nan Fu Rui, which is 100% owned by the founder, Jianfeng Ding, Zhong Nan Fu Rui’s current customers can be served by the Company for the same quality of products and services. Besides, as of June 30, 2011, the cash and cash equivalent balance was $ 340,755 , the management believes that the revenues will be generated and its cash flows will be maintained to cover its operational costs and the risk of going concern in long term is significantly low.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at June 30, 2011 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at June 30, 2011, our disclosure controls and procedures are not effective.

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

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)                 Unregistered Sales of Equity Securities.

The Registrant did not sell any unregistered securities during the three months ended June 30, 2011.

(b)                 Use of Proceeds.

The Registrant did not sell any unregistered securities during the three months ended June 30, 2011.

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

Flurida Group, Inc., a Nevada corporation

Title	Name	Date	Signature
Principal Executive Officer	Jianfeng Ding	August 15, 2011	/s/ Jianfeng Ding

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE
/s/ Jianfeng Ding	Jianfeng Ding	Principal Executive Officer and Director	August 15, 2011
/s/ Yaru Hang	Yaru Hang	Principal Financial Officer and Principal Accounting Officer	August 15, 2011

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

32.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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