Form 10-Q
period 2011-09-30
FLURIDA GROUP INC
filed 2011-11-10
CIK 1430960

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of September 30, 2011 there were 38,990,827 shares issued and outstanding of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

FLURIDA GROUP, INC.

Financial Statements
(Unaudited)

As of September 30, 2011 and 2010

FLURIDA GROUP, INC.
CONSOLIDATED BALANCE SHEETS
	September 30	December 31
	2011	2010
ASSETS	( Unaudited)
Current assets:
Cash and cash equivalents	$902,822	$992,825
Accounts receivable, net	1,697,954	2,282,640
Inventory	2,058,461	1,533,220
Total Current Assets	$4,659,237	$4,808,685

Property, plant and equipment, net	$67,879	$46,138

Other assets:
Loan to supplier	$284,626	$284,626
Accrued interest receivable	33,650	22,305
Security deposit	6,264	6,264
Total Other Assets	$324,540	$313,195

TOTAL ASSETS	$5,051,656	$5,168,018
LIABILITIES & EQUITY
Current liabilities:
Account payable	$3,247,784	$3,632,648
Income taxes payable	107,209	79,307
Unearned revenue	30,859	2,364
Total current liabilities	$3,385,852	$3,714,319

Stockholders' Equity:
Common stock, $0.001 par value;
200,000,000 shares authorized;
38,990,827 shares issued and outstanding.	$38,991	$38,991

Paid-in capital	1,221,613	1,221,613

Retained earnings	383,313	187,572

Accumulated other comprehensive Income	21,887	5,523

Total stockholders' equity	$1,665,804	$1,453,699

TOTAL LIABILITIES & EQUITY	$5,051,656	$5,168,018

FLURIDA GROUP, INC.
CONSOLIDATED STATEMENT OF OPERATION
	Nine Months Ended		Three Months Ended
	September 30		September 30
	2011	2010	2011	2010
	Unaudited	Unaudited	Unaudited	Unaudited
Revenues:	$11,190,387	$8,515,125	$4,168,202	$3,077,322
Cost of Goods Sold	10,113,995	7,618,019	3,729,734	2,745,526
Gross Profit	$1,076,392	$897,106	$438,468	$331,796
Operating expenses:
Research and development	-	-	-	-
Selling, general and administrative expenses	717,954	635,318	214,969	208,173
Depreciation and amortization expenses	11,010	630	2,758	462
Total Operating Expenses	$728,964	$635,948	$217,727	$208,635
Operating Income( Loss)	$347,428	$261,158	$220,741	$123,161

Investment income, net	11,813	11,214	3,988	3,831
Interest Expense, net	-	1	-	1
Income(Loss) before taxes	359,241	272,371	224,729	126,991
Income(Loss) tax expense	163,500	57,968	97,350	57,968
Net Income(Loss)	$195,741	$214,403	$127,379	$69,023

Net Income(Loss) per common share-Basics	$0.01	$0.01	$0.00	$0.00
Net Income(Loss) per common share-Diluted	$0.01	$0.01	$0.00	$0.00

Other comprehensive Income(Loss), net of tax:
Foreign currency translation adjustments	16,364	(45,693)	(633)	(6,161)
Total other comprehensive Income(Loss)	$16,364	$(45,693)	(633)	(6,161)
Comprehensive Income(Loss)	$212,105	$168,710	$126,746	$62,862

FLURIDA GROUP, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
FOR THE PERIOD ENDED SEPTEMBER 30, 2011
(Unaudited)
			Additional		Accumulated Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, December 31, 2009	38,990,827	$38,991	$1,221,613	$(23,633)	$48,979	$1,285,950

Adjustment for Exchange
rate changes					$(43,456)	$(43,456)

Net Income for the year
ended December 31, 2010				$211,205		$211,205
Balance, December 31, 2010	38,990,827	$38,991	$1,221,613	$187,572	$5,523	$1,453,699

Adjustment for Exchange
rate changes					$16,364	$16,364

Net Income for the period
ended September 30, 2011				$195,741		$195,741
Balance, September 30, 2011	38,990,827	$38,991	$1,221,613	$383,313	$21,887	$1,665,804

FLURIDA GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
	Nine Months Ended		Three Months Ended
	September 30		September 30
	2011	2010	2011	2010
Operating Activities:	Unaudited	Unaudited	Unaudited	Unaudited
Net Income(Loss)	$195,741	$214,403	$127,379	$69,023
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation Expense	11,010	630	2,758	462
Inventory	(525,241)	(444,553)	(434,919)	49,914
Account Receivable	584,686	(1,587,656)	1,022,304	(274,999)
Accrued Interest Receivable	(11,345)	(11,133)	(3,781)	(3,750)
Overpayment Credit	-	-	-	15,129
Deposit	-	(6,264)	-	(6,264)
Unearned Revenue	28,495	60,000	30,859	-
Increase Income Tax Payable	27,902	-	84,550	-
Increase Account Payable	(384,864)	1,575,707	(261,369)	471,661
Decrease Credit card Payable	-	(656)	-	-
Net cash provided by operating activities	$(73,616)	$(199,522)	$567,781	$321,176
Investing Activities:
Purchase of Furniture and Equipment	(32,751)	(30,782)	(5,081)	(17,836)
Net cash provided by investing activities	$(32,751)	$(30,782)	$(5,081)	$(17,836)
Financing Activities:
Proceeds from issuance of common stock	-	-	-	-
Loan to Supplier	-	(6,535)	-	(6,535)
Net cash provided by financing activities	$-	$(6,535)	$-	$(6,535)
Effect of Exchange Rate on Cash	$16,364	$(45,693)	$(633)	$(6,161)
Net increase (decrease) in cash and cash equivalents	$(90,003)	$(282,532)	$562,067	$290,644
Cash and cash equivalents at beginning of the period	$992,825	$700,959	$340,755	$127,783
Cash and cash equivalents at end of the period	$902,822	$418,427	$902,822	$418,427

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
Flurida Group leased a warehouse at 24412 S Main Street, Carson, CA 90745.

Flurida Group Inc closed its subsidiary Flurida Group European S.R.L (“Flurida European”) in July 2011.

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

Security Deposit

The Company started having an office in California State from September 2010, which is located at 24412 S Main ST, STE 105, Carson CA 90745.  Flurida Group USA Inc made $ 6,264 security deposit for leasing the property.

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

As of September 30, 2011, the company has furniture, Computer and data processing equipments, and equipments at a cost of $ 80,279, and $ 12,399 of accumulated depreciation expense was recorded.

Account Receivable

As of September 30, 2011, the company had a total of $ 1,697,954 account receivables from it major customers. Detail showed as below.

9/30/2011
Chuzhou FuDa Mechanical Electronic Co.	$3,322
Electrolux- Australia	$30,933
Electrolux-Anderson-US	$248,907
Electrolux Do Brasil	$4,464
Electrolux-Mexico	$11,223
Electrolux Major Appliance	$132,464
Electrolux - Sweden	$5,000
Electrolux Italy	$179,965
Electrolux Hungary	$400,049
Shamrock	$7,800
Stanco Metal Products Inc	$36,357
General Electric Company	$36,786
Master Precision Global LLC(MPG)	$365,602
Qingdao Fubida Electronic Co.	$487
ZhongNanFuRui Mechanical Electronic Co.	$234,594
TOTAL	$1,697,954

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accrued Interest Receivable

In July 1st, 2009, the company loan $278,090 to its main supplier Zhong Nan Fu Rui Mechanical electronics Co., Ltd at interest rate of 5.31%, term July 1, 2009 to June 30, 2011.  On August 10, 2010, additional loan of $6,535.59 was advanced to Zhong Nan Fu Rui Mechanical electronics Co., Ltd.  As of September 30, 2011, total of $ 33,650 accrued interest receivable with interest rate at 5.31% was incurred.

Account Payable

The Company incurred accounts payable including professional fees, purchases, payroll and payroll tax liability, and other service fee payables. As of September 30, 2011, the company had a total of $ 3,247,784 account payable, which was included $ 2,085,243 for Zhong Nan Fu Rui Co., $ 483,513 for Chu Zhou Fu Da Mechanical Electronic Co., $ 446,746 for Qiongdao Fu Bi Da, $ 109,950 for Shang Hai Fu Lu International Trading, and $ 65,680 for US suppliers, $ 49,689 for salary and payroll tax payable, and $ 6,963 for all other account payable.

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

As of September 30, 2011, there were 11,970 icemakers and 22,680 pieces motor in Electrolux Juarez warehouse as of consignment inventory. Also, there were 130,032 pieces motor and 6,909 icemakers in Electrolux Anderson warehouse as of consignment inventory.

The company also had 18,312 Icemakers and 24,192 pieces motors been shipped out at FOB shipping point Qingdao, China to Electrolux Juarez warehouse. The company also had 403,488 pieces Motor been shipped out at FOB shipping point Qingdao, China to Electrolux Anderson warehouse. The company also had 34,560 pieces motor been shipped out at FOB shipping point Qingdao, China to Electrolux St. Cloud warehouse. Those purchases haven’t considered as a sale or a consignment inventory at the period ended September 30, 2011. Therefore, it’s the inventory of Flurida Group, Inc.

As a result, the company had total of 37,191 Icemakers and 614,952 pieces motors inventory at a value $ 2,058,461 as of September 30 2011.

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

From the period of January to September 2011, the Company had total net revenue of $ 11,190,387, including$ 4,168,202 for the period of July to September, $ 4,002,399 for the period of April to June and $ 3,019,787 for the period of January to March 2011.

For the period July 1 to September 30, 2011, the Company sold icemakers and motors to, Electrolux USA, located at Charlotte NC for sales of $ 2,975,137. The motors were manufactured and supplied by Zhong Nan Fu Rui; all the motors were shipped out at FOB shipping point Qingdao, China.  And the icemakers were manufactured and supplied by ChuZhou FuDa Mechanical & Electronics Co., Ltd; all the icemakers were shipped out at FOB shipping point Nanjing, China.

The Company sold motors to another US company, Master Precision Global (MPG), a sub-assembler to Electrolux, for $121,867. The motors were manufactured and supplied by Zhong Nan Fu Rui, and shipped out at FOB shipping point at Qingdao, China.

The company also sold motors, to Stanco Metal Products for $36,357; the motors were manufactured and supplied by Zhong Nan Fu Rui, and all of those parts were shipped out at FOB shipping point at Qingdao, China.

In the third quarter of 2011, the Company sold icemakers, components, and tooling service to Electrolux –Australia for $ 30,933. The icemakers were manufactured and supplied by Chu Zhou Fu Da Mechanical & Electronics; all the icemakers were shipped out at FOB shipping point Nanjing, China.

The Company also sold Motors to Electrolux –ST. Cloud for $163,179. The motors were manufactured and supplied by Zhong Nan Fu Rui. and shipped out at FOB shipping point at Qingdao, China.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenues Recognition (Continued)

The Company also sold DAC Boxes to Electrolux –Sweden for $ 12,841. The DAC Box were manufactured and supplied by Qingdao Fu Bi Da; all the DAC Boxes were shipped out at FOB shipping point Qingdao, China.

The Company sold DAC Boxes, Deflector, push buttons, Magnets, Motors and other related parts to Electrolux –Italy for total $ 161,031. The DAC Boxes, Magnets, Motors and other related parts were manufactured and supplied by Zhong Nan Fu Rui, and Qingdao Fu Bi Da; all the DAC Boxes magnets, and motors were shipped out at FOB shipping point Qingdao, China.

The Company also sold DAC Boxes, Magnets, Motors, and other related parts to Electrolux – Hungry for total $ 386,601. The DAC Boxes, magnets and Motors were manufactured and supplied by Zhong Nan Fu Rui, and Qingdao Fu Bi Da respectively; all the DAC Boxes magnet, and motors were shipped out at FOB shipping point Qingdao, China.

The company sold Motors, icemakers, and some related refrigerator appliance parts to North Carolina Electrolux Major Appliances, Inc for $ 120,949. The parts were manufactured and supplied by Zhong Nan Fu Rui, and were shipped out at FOB shipping point at Qingdao, China.

In the third quarter of 2011, the Company sold thermostats and other related key parts for icemakers and motors, to Zhong Nan Fu Rui. The parts were used for the icemakers and motors. Flurida Group purchased the parts from Wako Electronics, Inc., an US Company located at Louisville, KY 40299.  Flurida Group also sold Rocker Switch, the key parts for icemakers, to Zhong Nan Fu Rui.  The parts, Rocker Switch, were used for the icemakers .The Company purchased the parts, Rocker Switch, from CW Industries, an US Company located at Southampton, PA; and also Flurida Group purchased some other related key parts from corporate America, and then sold to Zhong Nan Fu Rui. Flurida Group, Inc. adds averaged 5% - 10% margin based on the cost of purchase, then sold to them, so, $ 127,850 were sold and invoiced to Zhong Nan Fu Rui in the period of July to September 2011.

The Company also sold Motors to Electrolux – Do Brasil for $4,464. The motors were manufactured and supplied by Zhong Nan Fu Rui. and shipped out at FOB shipping point at Qingdao, China.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenues Recognition (Continued)

From July 1 to September 30, 2011, the company sold parts and other related services to General Electric Company, a US company located at Louisville, KY for $ 36,948.

In summary, for the period of July 1 to September 30, 2011, the Company incurred the total gross sales of $ 4,178,159. And the Company had sales discount and return of $ 9,957, so, a total of $ 4,168,202 net sales were recorded. The cost of goods sold is discussed in details in Note C, Related Party Transactions.

Operating Expense

Operating Expenses includes all selling, general and administrative expenses for Flurida Group Inc.  For the three months period ended September 30, 2011 and 2010, the Company had a total selling and administrative expenses of $ 214,969 and $ 208,173 respectively. And for the nine months period ended September 30, 2011 and 2010, the company had a total of $ 717,954 and $ 635,318 selling and administrative expenses respectively.  Detail was showed on Exhibit A.

Professional Fee

Professional fees are consist of accounting and auditing fee, legal fee, commission and consulting expenses, SEC filling fee, and other professional expenses. For the nine months and three months period ended September 30, 2011, the total professional fee of the Company were showed below.

	Nine Months Ended	Nine Months Ended	Three Months Ended	Three Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Professional Fees
Accounting & Auditing service	35,963	31,000	-	-
Auditing Factory	4,980	4,195	1,045	950
Commission & Consultant fee	33,783	33,249	11,101	11,703
Legal fee	2,980	16,914	-	-
Edgar SEC Filing Fee	8,730	2,269	2,500	544
Transfer Agent Service	970	940	445	300
Professional Fees - Other	-	5,375	-	-
Total Professional Fees	87,407	93,942	15,091	13,497

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

	Nine Months Ended	Nine Months Ended	Three Months Ended	Three Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Payroll Expense - ER
State Unemployment Tax	2,168	1,646	308	-
US Medicare Tax - ER	5,984	4,197	2,092	1,378
US Social Security Tax -ER	15,631	15,269	3,522	3,212
Payroll Expense - ER - Other	232	-	-	-
Total Payroll Expense - ER	24,015	21,113	5,923	4,589
Payroll Expenses - EE
Federal Tax Withholding	75,347	43,858	27,525	14,500
Net Salaries Payment-EE	296,282	216,570	97,022	72,761
State Tax Withholding	23,810	9,584	7,829	3,150
US Medicare Tax -EE	5,984	4,197	2,092	1,378
US Social Security Tax - EE	11,092	15,269	2,386	3,212
Total Payroll Expenses - EE	412,515	289,480	136,856	95,000
Total Payroll Expenses	436,530	310,593	142,778	99,589

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

* Based on total issued shares as of December 31, 2008: 38,990,827

At July 23, 2009, the Company's founders Jianfeng Ding and Yaru Huang transferred total 2,000,000 of their common shares to Chuanyun Mu and Xia Liu as a gift. Therefore, as of September 30, 2011, total 30,129,960 shares were issued to officers and directors.  Please see the table below for details:

Name	Total Shares	Total Amount	Percentage
Fenglan Li	165,000	15,750	0.42%
Fuling Li	115,000	10,750	0.29%
Ying Zhong	2,000,000	200,000	5.13%
Gian Franco Barbieri	102,000	9,700	0.26%
Xiaoyong Fu	750,000	75,000	1.92%
Jianfeng Ding & Yaru Huang	26,997,760	323,998	69.24%
Total	30,129,760	$635,198	77.26%
•     Based on total issued shares as of December 31, 2009: 38,990,827.
•     Total outstanding issued shares as of September 30, 2011: 38,990,827

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

At the period ended June 30, 2011, the Company had ending inventory of 500,256 pieces motors and 27,069 pieces icemakers value at $1,623,543 that was purchased from Zhong Nan Fu Rui and ChuZhou FuDa.

From the period July 1 to September 30, 2011, Flurida Group, Inc. purchased Motors and parts from Zhong Nan Fu Rui at total cost of $ 3,060,348 for FOB shipping point at Qingdao, China.

Flurida Group, Inc. also purchased Motors, Deflectors, Icemakers, Magnets, Dac boxes, and other related parts from Qingdao Fubida Electronics Co., Ltd. at total cost of $316,401 for FOB shipping point at Qingdao, China.

The Company purchased Icemakers and parts from ChuZhou FuDa at total cost of $ 612,698 for FOB shipping point at Nanjing, China.

In addition, Flurida Group, Inc. purchased Magnets, Icemakers, Timers and related parts from Shanghai Fulu International Trading Co., Ltd., at total cost of $75,909 for FOB shipping point at Shanghai, China.

To manufacture the related refrigerator appliance parts, Zhong Nan Fu Rui and Qingdao Fubida Electronics Co., needs key parts made in USA, which were purchased through Flurida Group, Inc. in USA.  The costs of purchasing the parts were $92,944 in the period of July to September 2011.

From the period of July to September 30, 2011, the Company had total purchase of $ 4,158,300.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – RELATED PARTY TRANSACTIONS (Continued)

Cost of Goods Sold (Continued)

At the period ended September 30, 2011, the company had total of 37,191 Icemakers and 614,952 pieces motors inventory at a value $ 2,058,461.

For the period of July 1 to September 30, 2011, the company had freight cost of $6,353.

Therefore, in the three months period ended September 30, 2011, the Company incurred a total cost of good sold of $ 3,699,734.

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

Therefore, as of September 30, 2011 total shares issued and outstanding are 38,990,827.

NOTE E – GOING CONCERN

The Company’s operating history and financial resources may raise doubt about its ability to continue as a going concern.  The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations.  In the third quarter of 2011, the Company generated sales revenue of $ 4,168,202.  The Company’s most concentrated customer is Electrolux located in various countries.  If Electrolux discontinue the purchase which may be very unlikely in near future, the Company may face the ability to continue as a going concern.  However, due to the close relationship between the Company and it’s suppliers, Zhong Nan Fu Rui and Qingdao Fubida Electronics Co., which are 100% owned by the founder, Jianfeng Ding.  Zhong Nan Fu Rui and Qingdao Fubida Electronics Co.’s current customers can be served by the Company for the same quality of products and services.  Besides, as of September 30, 2011, the cash and cash equivalent balance was $ 902,822, the management believes that the revenues will be generated and its cash flows will be maintained to cover its operational costs and the risk of going concern in long term is significantly low.

Exhibit A

Selling, general and administrative expenses

	Nine Months Ended	Nine Months Ended	Three Months Ended	Three Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Administration Expense	2,071.31	9,090.75	-	3,273.05
Bank Service Charges	3,652.65	1,059.68	444.87	355.58
Business operation tax	-	578.65	-	-
Business Registration	1,493.64	973.50	-	-
Certification	40,367.96	51,129.21	6,295.51	16,208.27
Computer and Internet Expenses	760.02	1,027.43	256.40	520.18
Credit Card Finance Charge	-	234.95	-	185.00
Dues and Subscriptions	-	286.00	-	286.00
Flurida Europe Operating Expense	-	26,165.49	-	4,829.24
Fuel Charge	784.12	871.06	50.70	843.14
Gift and Promotion	4,669.83	6,982.78	619.88	4,542.04
Industry Show	-	100.00	-	-
Insurance Expense	944.50	1,011.53	944.50	980.50
Meals and Entertainment	13,325.51	4,418.75	1,063.52	2,198.27
Office Supplies	10,371.97	18,562.82	1,711.49	13,654.60
Parking Fee	282.00	236.80	62.00	147.80
Payroll Expenses	436,530.21	310,593.11	142,778.12	99,589.05
Penalty and Fine Expense	217.55	-	217.55	-
Postage and Shipping	4,087.57	3,425.13	1,774.81	1,875.66
Professional Fees	87,406.50	93,941.70	15,090.97	13,497.20
Rent Expense	38,912.67	22,618.19	12,989.21	12,358.19
Repairs and Maintenance	150.00	1,529.26	150.00	1,058.53
Service Cost	4,405.95	5,963.50	3,036.50	963.50
Telephone Expense	6,285.18	6,147.73	1,879.09	2,208.29
Travel Expense
air agent fee	798.60	972.77	703.60	-
Airfare	34,732.47	34,576.63	14,114.97	10,892.55
Car Rental	3,065.33	2,600.54	516.56	2,178.76
Hotel Expense	19,815.39	16,454.21	9,807.64	8,362.39
Local Transportation	581.58	1,198.60	109.78	1,150.71
Travel Expense - Other	1,133.80	10,530.50	-	6,014.51
Total Travel Expense	60,127.17	66,333.25	25,252.55	28,598.92
Utilities	1,107.48	2,037.40	351.69	-
Total Expense	717,953.79	635,318.67	214,969.36	208,173.01

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

Results of Operations

For the fiscal quarters ended September 30, 2011 vs. September 30, 2010.

Revenue

For the third quarter ended September 30, 2011 and 2010, the Company had total net revenues of $ 4,168,202 and $ 3,077,322 respectively.  This is an increase of 35%.  The primary reason for the increase of revenues is the increased sales orders placed by Electrolux in the amount of $1,698,893 during this period.

For the period July 1 to September 30, 2011, the Company sold icemakers and motors to, Electrolux USA, located at Charlotte NC for sales of $ 2,975,137. The motors were manufactured and supplied by Zhong Nan Fu Rui; all the motors were shipped out at FOB shipping point Qingdao, China.  And the icemakers were manufactured and supplied by ChuZhou FuDa Mechanical & Electronics Co., Ltd; all the icemakers were shipped out at FOB shipping point Nanjing, China.

The Company sold motors to another US company, Master Precision Global (MPG), a sub-assembler to Electrolux, for $121,867. The motors were manufactured and supplied by Zhong Nan Fu Rui, and shipped out at FOB shipping point at Qingdao, China.

The company also sold motors, to Stanco Metal Products for $36,357; the motors were manufactured and supplied by Zhong Nan Fu Rui, and all of those parts were shipped out at FOB shipping point at Qingdao, China.

In the third quarter of 2011, the Company sold icemakers, components, and tooling service to Electrolux –Australia for $30,933. The icemakers were manufactured and supplied by Chu Zhou Fu Da Mechanical & Electronics; all the icemakers were shipped out at FOB shipping point Nanjing, China.

The Company also sold Motors to Electrolux –ST. Cloud for $163,179. The motors were manufactured and supplied by Zhong Nan Fu Rui. and shipped out at FOB shipping point at Qingdao, China.

The Company also sold DAC Boxes to Electrolux –Sweden for $ 12,841. The DAC Box were manufactured and supplied by Qingdao Fu Bi Da; all the DAC Boxes were shipped out at FOB shipping point Qingdao, China.

The Company sold DAC Boxes, Deflector, push buttons, Magnets, Motors and other related parts to Electrolux –Italy for total $ 161,031. The DAC Boxes, Magnets, Motors and other related parts were manufactured and supplied by Zhong Nan Fu Rui, and Qingdao Fu Bi Da; all the DAC Boxes magnets, and motors were shipped out at FOB shipping point Qingdao, China.

The Company also sold DAC Boxes, Magnets, Motors, and other related parts to Electrolux – Hungry for total $ 386,601. The DAC Boxes, magnets and Motors were manufactured and supplied by Zhong Nan Fu Rui, and Qingdao Fu Bi Da respectively; all the DAC Boxes magnet, and motors were shipped out at FOB shipping point Qingdao, China.

The company sold Motors, icemakers, and some related refrigerator appliance parts to North Carolina Electrolux Major Appliances, Inc for $ 120,949. The parts were manufactured and supplied by Zhong Nan Fu Rui, and were shipped out at FOB shipping point at Qingdao, China.

In the third quarter of 2011, the Company sold thermostats and other related key parts for icemakers and motors, to Zhong Nan Fu Rui. The parts were exclusively used for the icemakers and motors purchase order by Electrolux.  Flurida Group purchased the parts from Wako Electronics, Inc., an US Company located at Louisville, KY 40299.  Flurida Group also sold Rocker Switch, the key parts for icemakers, to Zhong Nan Fu Rui.  The parts, Rocker Switch, were exclusively used for the icemakers purchase order by Electrolux.  The Company purchased the parts, Rocker Switch, from CW Industries, an US Company located at Southampton, PA; and also Flurida Group purchased some other related key parts from corporate America, and then sold to Zhong Nan Fu Rui. Flurida Group, Inc. adds averaged 5% - 10% margin based on the cost of purchase, then sold to them, so, $ 127,850 were sold and invoiced to Zhong Nan Fu Rui in the period of July to September 2011.

The Company also sold Motors to Electrolux – Do Brasil for $4,464. The motors were manufactured and supplied by Zhong Nan Fu Rui. and shipped out at FOB shipping point at Qingdao, China.

From July 1 to September 30, 2011, the company sold parts and other related services to General Electric Company, a US company located at Louisville, KY for $ 36,948.

In summary, for the period of July 1 to September 30, 2011, the Company incurred the total gross sales of $ 4,178,159. And the Company had sales discount and return of $ 9,957, so, a total of $ 4,168,202 net sales revenue were recorded.

Cost of Revenue

Our Costs of Goods Sold, as we expected will increased slightly due to increasing Chinese Yuan’s currency exchange rate, labor costs, and raw materials.  We anticipate this trend to continue and may adjust our unit price upward to reduce the impact of rising costs.

For the fiscal quarter ended September 30, 2011, the Company incurred a total cost of goods sold of $3,729,734 compared to $ 2,745,526 for the three months period ended September 30, 2010.  This is an increase of 35%.  The reasons for this increase are primarily due to the sales increases.

From the period July 1 to September 30, 2011, Flurida Group, Inc. purchased Motors and parts from Zhong Nan Fu Rui at total cost of $ 3,060,348 for FOB shipping point at Qingdao, China.

Flurida Group, Inc. also purchased Motors, Deflectors, Icemakers, Magnets, Dac boxes, and other related parts from Qingdao Fubida Electronics Co., Ltd. at total cost of $316,401 for FOB shipping point at Qingdao, China.

The Company purchased Icemakers and parts from ChuZhou FuDa at total cost of $ 612,698 for FOB shipping point at Nanjing, China.

In addition, Flurida Group, Inc. purchased Magnets, Icemakers, Timers and related parts from Shanghai Fulu International Trading Co., Ltd., at total cost of $75,909 for FOB shipping point at Shanghai, China.

To manufacture the related refrigerator appliance parts, Zhong Nan Fu Rui and Qingdao Fubida Electronics Co., needs key parts made in USA, which were purchased through Flurida Group, Inc. in USA.  The costs of purchasing the parts were $92,944 in the period of July to September 2011.

From the period of July to September 30, 2011, the Company had total purchase of $ 4,158,300.

For the period of July 1 to September 30, 2011, the company had freight cost of $6,353.

At the period ended June 30, 2011, the Company had ending inventory of 500,256 pieces motors and 27,069 pieces icemakers value at $1,623,543 that was purchased from Zhong Nan Fu Rui and ChuZhou FuDa.

At the period ended September 30, 2011, the company had total of 37,191 Icemakers and 614,952 pieces motors inventory at a value $ 2,058,461.

Therefore, in the three months period ended September 30, 2011, the Company incurred a total cost of good sold of $3,729,734.

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

Expense

Our Operating expenses consist of selling, general and administrative expenses.

	Three Months Ended	Three Months Ended
	September 30, 2011	September 30, 2010
Expense
Administration Expense	-	3,273.05
Bank Service Charges	444.87	355.58
Business operation tax	-	-
Business Registration	-	-
Certification	6,295.51	16,208.27
Computer and Internet Expenses	256.40	520.18
Credit Card Finance Charge	-	185.00
Dues and Subscriptions	-	286.00
Flurida Europe Operating Expense	-	4,829.24
Fuel Charge	50.70	843.14
Gift and Promotion	619.88	4,542.04
Industry Show	-	-
Insurance Expense	944.50	980.50
Meals and Entertainment	1,063.52	2,198.27
Office Supplies	1,711.49	13,654.60
Parking Fee	62.00	147.80
Payroll Expenses	142,778.12	99,589.05
Penalty and Fine Expense	217.55	-
Postage and Shipping	1,774.81	1,875.66
Professional Fees	15,090.97	13,497.20
Rent Expense	12,989.21	12,358.19
Repairs and Maintenance	150.00	1,058.53
Service Cost	3,036.50	963.50
Telephone Expense	1,879.09	2,208.29
Travel Expense
air agent fee	703.60	-
Airfare	14,114.97	10,892.55
Car Rental	516.56	2,178.76
Hotel Expense	9,807.64	8,362.39
Local Transportation	109.78	1,150.71
Travel Expense - Other	-	6,014.51
Total Travel Expense	25,252.55	28,598.92
Utilities	351.69	-
Total Expense	214,969.36	208,173.01

Started from January  l, 2011, Flurida Group had salaries for officers Jianfeng Ding, Yaru Huang, and Ying Zhong for $350,000, $80,000, $ 80,000, respectively. The Social Security tax and Medicare tax were paid by both employer and employees in USA; employees also withheld portion of Federal and State tax calculate by each individual’s status. All of the tax was submitted to Internal Revenue Service and local government at a semiweekly basis. The Company incurred a total payroll expense of $142,778 for the quarter end September 30, 2011.  For maintaining and operating the business, the Company expensed a total of $ 15,091 professional fee, which was included the accounting fee, commission and consulting fee for enlarge sales volume, and other professional expenses.

We expect selling, general, and administrative expenses to increase in future periods as we initiate a number of marketing and promotional activities.

Income Taxes

We are subject to income taxes in the U.S., while the subsidiary in Italy is subject to the income tax laws of Italy. We incurred income tax expense of $97,350 and 57,968 for the quarter ended September 30, 2011 and 2010 respectively. As of September 30, 2011, the company had income taxes payable of $ 107,209.

Net Income

For the reasons set forth above, we had a net income of $ 127,379 and $ 69,023 for the three months period ended September 30, 2011 and 2010 respectively.

For the nine months ended September 30, 2011 vs. September 30, 2010.

Revenue

From the period of January to September 2011, the Company had total net revenue of $ 11,190,387, including$ 4,168,202 for the period of July to September, $ 4,002,399 for the period of April to June and $ 3,019,787 for the period of January to March 2011.

For the first nine months ended September 30, 2011, the Company incurred the total sales of $11,190,387 from selling the parts and tooling services, comparing with the $ 8,515,125 for the first nine months ended September 30, 2010, increase of 31%.  The primary reason for the increase of revenues is the increased sales orders placed by Electrolux in the amount of $3,329,510 during this period.

For the period January 1 to September 30, 2011, the Company sold icemakers and motors to, Electrolux USA, located at Charlotte NC for sales of $ 8,062,620. The motors were manufactured and supplied by Zhong Nan Fu Rui; all the motors were shipped out at FOB shipping point Qingdao, China.  And the icemakers were manufactured and supplied by ChuZhou FuDa Mechanical & Electronics Co., Ltd; all the icemakers were shipped out at FOB shipping point Nanjing, China.

The Company sold motors to another US company, Master Precision Global (MPG), a sub-assembler to Electrolux, for $609,336. The motors were manufactured and supplied by Zhong Nan Fu Rui, and shipped out at FOB shipping point at Qingdao, China.

The company also sold motors, to Stanco Metal Products for $36,357; the motors were manufactured and supplied by Zhong Nan Fu Rui, and all of those parts were shipped out at FOB shipping point at Qingdao, China.

The Company sold icemakers, components, and tooling service to Electrolux –Australia for $ 199,236. The icemakers were manufactured and supplied by Chu Zhou Fu Da Mechanical & Electronics; all the icemakers were shipped out at FOB shipping point Nanjing, China.

The Company also sold Motors to Electrolux –ST. Cloud for $163,179. The motors were manufactured and supplied by Zhong Nan Fu Rui and shipped out at FOB shipping point at Qingdao, China.

The Company also sold DAC Boxes to Electrolux –Sweden for $ 29,360. The DAC Box were manufactured and supplied by Qingdao Fu Bi Da; all the DAC Boxes were shipped out at FOB shipping point Qingdao, China.

The Company sold DAC Boxes, Deflector, push buttons, Magnets, Motors and other related parts to Electrolux –Italy for total $ 550,477. The DAC Boxes, Magnets, Motors and other related parts were manufactured and supplied by Zhong Nan Fu Rui, and Qingdao Fu Bi Da; all the DAC Boxes magnets, and motors were shipped out at FOB shipping point Qingdao, China.

The Company also sold DAC Boxes, Magnets, Motors, and other related parts to Electrolux – Hungry for total $ 787,053. The DAC Boxes, magnets and Motors were manufactured and supplied by Zhong Nan Fu Rui, and Qingdao Fu Bi Da respectively; all the DAC Boxes magnet, and motors were shipped out at FOB shipping point Qingdao, China.

The company sold Motors, icemakers, and some related refrigerator appliance parts to North Carolina Electrolux Major Appliances, Inc for $ 209,111. The parts were manufactured and supplied by Zhong Nan Fu Rui, and were shipped out at FOB shipping point at Qingdao, China.

The Company also sold Motors to Electrolux – Do Brasil for $ 6,828. The motors were manufactured and supplied by Zhong Nan Fu Rui. and shipped out at FOB shipping point at Qingdao, China.

From the period of January to September 2011, the Company sold thermostats and other related key parts for icemakers and motors, to Zhong Nan Fu Rui. The parts were exclusively used for the icemakers and motors purchase order by Electrolux.  Flurida Group purchased the parts from Wako Electronics, Inc., an US Company located at Louisville, KY 40299.  Flurida Group also sold Rocker Switch, the key parts for icemakers, to Zhong Nan Fu Rui.  The parts, Rocker Switch, were exclusively used for the icemakers purchase order by Electrolux.  The Company purchased the parts, Rocker Switch, from CW Industries, an US Company located at Southampton, PA; and also Flurida Group purchased some other related key parts from corporate America, and then sold to Zhong Nan Fu Rui, Qingdao Fubida Electronics Co., Ltd and ChuZhou FuDa Electronics Co., Ltd. Flurida Group, Inc. adds averaged 5% - 10% margin based on the cost of purchase, then sold to them, so, $ 332,370 were sold and invoiced to Zhong Nan Fu Rui.

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

Also, from January 1 to September 30, 2011, the company sold $ 186,463 parts and other related service sales to General Electric Company, a US company located at Louisville, KY; and the Company had other tooling and service income of $ 9,150.

In summary, for the period of January 1 to September 30, 2011, the Company incurred the total gross sales of $ 11,204,541. And the Company had sales discount and return of $ 14,154, so, a total of $ 11,190,387 net sales were recorded from selling the parts and tooling services, comparing with the $ 8,515,125 for the first nine months ended September 30, 2010, increase of 31%.

Cost of Revenue

Our Costs of Goods Sold, as we expected will increased slightly due to increasing Chinese Yuan’s currency exchange rate, labor costs, and raw materials.  We anticipate this trend to continue and may adjust our unit price upward to reduce the impact of rising costs.

For the nine month period ended September 30, 2011, the Company incurred a total cost of goods sold of $ 10,113,995 compared to $ 7,618,019 for the nine months period ended September 30, 2010. This is an increase of 32%.  The reasons for this increase are primarily due to the sales increases.

At the year ended 2010, the Company had ending inventory of $ 1,533,220 that was purchased from Zhong Nan Fu Rui and ChuZhou FuDa, including the product of icemakers and motors.

From the period January 1 to September 30, 2011, Flurida Group, Inc. purchased Motors and parts from Zhong Nan Fu Rui at total cost of $ 7,667,721 for FOB shipping point at Qingdao, China.

Flurida Group, Inc. also purchased Motors, Deflectors, Icemakers, Magnets, Dac boxes, and other related parts from Qingdao Fubida Electronics Co., Ltd. at total cost of $ 873,801 for FOB shipping point at Qingdao, China.

The Company purchased Icemakers and parts from ChuZhou FuDa at total cost of $ 1,703,944 for FOB shipping point at Nanjing, China.

In addition, Flurida Group, Inc. purchased Magnets, Icemakers, Timers and related parts from Shanghai Fulu International Trading Co., Ltd., at total cost of $ 89,640 for FOB shipping point at Shanghai, China.

To manufacture the related refrigerator appliance parts, Zhong Nan Fu Rui and Qingdao Fubida Electronics Co., needs key parts made in USA, which were purchased through Flurida Group, Inc. in USA.  The costs of purchasing the parts were $ 282,933 in for the first nine months of 2011.

From the period of January to September 30, 2011, the Company had total purchase of $ 10,588,039.

At the nine month period ended September 30, 2011, the company had total of 37,191 Icemakers and 614,952 pieces motors inventory at a value $ 2,058,461.

For the nine months period ended September 30, 2011, the company had freight cost of $ 14,844.

Therefore, in the period January 1 to September 30, 2011, the Company incurred a total cost of good sold of $ 10,113,995.

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

Expense

Our Operating expenses consist of selling, general and administrative expenses.

	Nine Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2010
Expense
Administration Expense	2,071.31	9,090.75
Bank Service Charges	3,652.65	1,059.68
Business operation tax	-	578.65
Business Registration	1,493.64	973.50
Certification	40,367.96	51,129.21
Computer and Internet Expenses	760.02	1,027.43
Credit Card Finance Charge	-	234.95
Dues and Subscriptions	-	286.00
Flurida Europe Operating Expense	-	26,165.49
Fuel Charge	784.12	871.06
Gift and Promotion	4,669.83	6,982.78
Industry Show	-	100.00
Insurance Expense	944.50	1,011.53
Meals and Entertainment	13,325.51	4,418.75
Office Supplies	10,371.97	18,562.82
Parking Fee	282.00	236.80
Payroll Expenses	436,530.21	310,593.11
Penalty and Fine Expense	217.55	-
Postage and Shipping	4,087.57	3,425.13
Professional Fees	87,406.50	93,941.70
Rent Expense	38,912.67	22,618.19
Repairs and Maintenance	150.00	1,529.26
Service Cost	4,405.95	5,963.50
Telephone Expense	6,285.18	6,147.73
Travel Expense
Air agent fee	798.60	972.77
Airfare	34,732.47	34,576.63
Car Rental	3,065.33	2,600.54
Hotel Expense	19,815.39	16,454.21
Local Transportation	581.58	1,198.60
Travel Expense - Other	1,133.80	10,530.50
Total Travel Expense	60,127.17	66,333.25
Utilities	1,107.48	2,037.40
Total Expense	717,953.79	635,318.67

Started from January 1, 2011, Flurida Group had salaries for officers Jianfeng Ding, Yaru Huang, and Ying Zhong for $350,000, $80,000, $ 80,000. The Social Security tax and Medicare tax were paid by both employer and employees in USA; employees also withheld portion of Federal and State tax calculate by each individual’s status. All of the tax was submitted to Internal Revenue Service and local government at a semiweekly basis. The Company incurred a total payroll expense of $ 436,530 for the nine months period end September 30, 2011.  For maintaining and operating the business, the Company expensed a total of $ 87,407 professional fee, which was included the accounting fee, commission and consulting fee for enlarge sales volume, and other professional expenses. In order to increasing the sales in Europe and North America, the Company expensed $ 40,368 certification fees on the products we sold or exported in the period of January 1 to September 30, 2011.

We expect selling, general, and administrative expenses to increase in future periods as we initiate a number of marketing and promotional activities.

Income Taxes

We are subject to income taxes in the U.S., while the subsidiary in Italy is subject to the income tax laws of Italy. We incurred income tax expense of $ 163,500 and $ 57,968 for the period of January 1 to September 30, 2011 and 2010 respectively. As of September 30, 2011, the company had income taxes payable of $107,209.

Net Income

For the reasons set forth above, we had a net income of $ 195,741 and $ 214,403 for the nine months periods ended September 30, 2011 and 2010 respectively.

Commitments and Contingencies

The Company has signed a long-term distribution agreement with Zhong Nan Fu Rui Mechanical Electronics Manufacturing Co., Ltd.  Zhong Nan Fu Rui is a Chinese manufacturing company owned 100% by Mr. Jianfeng Ding, also the founder of Flurida Group, Inc.  Also, On September 2008, the company signed a consigned inventory agreement with an US company, Electrolux Home Products DE Mexico, S.A.DEC.V (Electrolux).

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

Liquidity and Capital Resources

	At September 30	At September 30	At December 31
	2011	2010	2010

Current Ratio*	1.49	1.42	1.39
Cash	$902,822	$418,427	$992,825
Working Capital**	$1,273,385	$1,115,096	$1,094,366
Total Assets	$5,051,656	$4,920,444	$5,168,018
Total Liabilities	$3,385,852	$3,465,784	$3,714,319

Total Equity	$1,665,804	$1,454,660	$1,453,699

Total Debt/Equity***	2.03	2.38	2.56

*Current Ratio = Current Assets /Current Liabilities

**Working Capital = Current Assets - Current Liabilities

*** Total Debt / Equity = Total Liabilities / Total Shareholders Equity.

The Company’s overall working capital was increased to $1,273,385 in the period ended September 30, 2011 from $1,115,096 in the period ended September 30, 2010, due to the increase of the cash balance and inventory.

Currently the Company has a sales agreement with Electrolux, such agreement require the Company to supply the motors, ice makers, and other parts based on Electrolux’s needs.  The management projected that the needs for our Company’s products shall be stable with slight increase worldwide.  However, due to the consignment arrangement with Electrolux, the Company would keep certain level of consignment inventory to meet the Electrolux’s requirements.  In addition, due to the consignment terms with Electrolux, the sales would be recognized when the Electrolux withdraw the products or the consignment inventory at Electrolux’s warehouse for 60 days.  In our due course of business dealing with Electrolux’s consignment sales, all the sales incurred in the period January 1 to September 30, 2011 were for the products withdrew before the 60 days terms, i.e., the products might be considered as sales automatically based on the consignment terms.  After the products withdrew by Electrolux, the Company would receive the payment within 30 days.

Our activities for generating cash flows were primarily operating activities in 2011 and 2010.  There were no financing activities incurred for the period ended September 30, 2011, and 2010.  The management will continue to focus on the operating activities, particularly focusing on marketing, customer services, and general administrative activities to improve overall operation effectiveness.  Specifically, the management believes that within the operating activities, the efforts of collecting accounts receivables and making payments of accounts payables still are the primary factors for the increasing of cash flows in the year 2011 or later.

The Company had cash and cash equivalents of $ 902,822 at September 30, 2011 and $ 1,273,385 of working capital, and cash and cash equivalents of $ 418,427 at September 30, 2010 and $ 1,115,096 of working capital.

The total debt of $ 3,465,784 for September 30, 2010 that is included the amount of $ 3,405,784 accounts payable and $ 60,000 unearned revenue.

The total debt of $ 3,385,852 for September 30, 2011 included total $ 2,085,243 for Zhong Nan Fu Rui Co., $ 483,513 for Chu Zhou Fu Da Mechanical Electronic Co., $ 446,746 for Qiongdao Fu Bi Da, $ 109,950 for Shang Hai Fu Lu International Trading, and $ 65,680 for US suppliers, $ 49,689 for salary and payroll tax payable, and $ 6,963 for all other account payable, $ 107,209 income taxes payable, and $ 30,859 unearned revenue.

Our independent auditor has indicated that our lack of operating history and financial resources raise substantial doubt about its ability to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations. However, due to the close relationship between the Company and it’s supplier, Zhong Nan Fu Rui, which is 100% owned by the founder, Jianfeng Ding, Zhong Nan Fu Rui’s current customers can be served by the Company for the same quality of products and services. In addition, because as of September 30, 2011the cash and cash equivalent balance was $ 902,822 , the management believes that the revenues will be generated and cash flows will be maintained to cover the Company’s operational costs and the risk of going concern in long term is significantly low.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at September 30, 2011 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at September 30, 2011, our disclosure controls and procedures are not effective.

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

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)                 Unregistered Sales of Equity Securities.

The Registrant did not sell any unregistered securities during the three months ended September 30, 2011.

(b)                 Use of Proceeds.

The Registrant did not sell any unregistered securities during the three months ended September 30, 2011.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

(a)	Exhibits.

Exhibit No.	Document Description
31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

32.2 *	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

Exhibit 101	Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.**

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

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

Flurida Group, Inc., a Nevada corporation

Title	Name	Date	Signature
Principal Executive Officer	Jianfeng Ding	November 9, 2011	/s/ Jianfeng Ding

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE
/s/ Jianfeng Ding	Jianfeng Ding	Principal Executive Officer and Director	November 9, 2011
/s/ Yaru Hang	Yaru Hang	Principal Financial Officer and Principal Accounting Officer	November 9, 2011

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

32.2 *	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

Exhibit 101	Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.**

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

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