Form 10-K
period 2011-12-31
FLURIDA GROUP INC
filed 2012-03-26
CIK 1430960

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

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

Securities registered pursuant to Section 12(g) of the Act: None
Common stock, par value $0. 001 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive  Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes ☐     No ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant (based upon the closing price of the Registrant’s Common Stock as of June 30, 2011 was approximately $779,034 (based on 6,491,947 shares of common stock outstanding held by non-affiliates on such date, $0.12  per share).  Shares of the Registrant’s Common Stock held by each executive officer and director and by each entity or person that, to the Registrant’s knowledge, owned 5% or more of the Registrant’s outstanding Common Stock as of June 30, 2011 have been excluded in that such persons may be deemed to be affiliates of the Registrant.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of Registrant’s Common Stock, $0.001 par value, was 38,990,827 shares as of March 31, 2012.

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

Flurida Group European S.R.L (“Flurida European”): Flurida Group European S.R.L. was established on December 28, 2007 and is 100% owned by Flurida Group, Inc.  Flurida European is in the business of trading services, distribution, and marketing of the appliance parts in Europe.  The Flurida European office was closed in July 2011

Flurida Group leased a warehouse at 24412 S Main Street, Carson, CA 90745 on September 1, 2010.

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

For the fiscal year ended December 31, 2011, the Company had total net revenue of $ 13,780,374.

For the period January1 to December 31, 2011, the Company sold icemakers and motors to, Electrolux USA, located at Charlotte NC for sales of $ 10,022,371. The motors were manufactured and supplied by Zhong Nan Fu Rui; all the motors were shipped out at FOB shipping point Qingdao, China.  And the icemakers were manufactured and supplied by ChuZhou FuDa Mechanical & Electronics Co., Ltd; all the icemakers were shipped out at FOB shipping point Nanjing, China.

The Company sold motors to another US company, Master Precision Global (MPG), a sub-assembler to Electrolux, for $ 461,056. The motors were manufactured and supplied by Zhong Nan Fu Rui, and shipped out at FOB shipping point at Qingdao, China.

The company also sold motors, to Stanco Metal Products for $40,902; the motors were manufactured and supplied by Zhong Nan Fu Rui, and all of those parts were shipped out at FOB shipping point at Qingdao, China.

The Company also sold Motors to Electrolux –ST. Cloud for $ 244,775. The motors were manufactured and supplied by Zhong Nan Fu Rui. and shipped out at FOB shipping point at Qingdao, China.

For the fiscal year ended December 31, 2011, the Company sold icemakers, components, and tooling service to Electrolux –Australia for $ 519,428. The icemakers were manufactured and supplied by Chu Zhou Fu Da Mechanical & Electronics; all the icemakers were shipped out at FOB shipping point Nanjing, China.
The Company also sold DAC Boxes to Electrolux –Sweden for $ 36,107. The DAC Box were manufactured and supplied by Qingdao Fu Bi Da; all the DAC Boxes were shipped out at FOB shipping point Qingdao, China.

The Company sold DAC Boxes, Deflector, push buttons, Magnets, Motors and other related parts to Electrolux –Italy for total $ 580,527. The DAC Boxes, Magnets, Motors and other related parts were manufactured and supplied by Zhong Nan Fu Rui, and Qingdao Fu Bi Da; all the DAC Boxes magnets, and motors were shipped out at FOB shipping point Qingdao, China.

The Company also sold DAC Boxes, Magnets, Motors, and other related parts to Electrolux – Hungry for total $ 900,806. The DAC Boxes, magnets and Motors were manufactured and supplied by Zhong Nan Fu Rui, and Qingdao Fu Bi Da respectively; all the DAC Boxes magnet, and motors were shipped out at FOB shipping point Qingdao, China.

The Company sold Motors and other parts to Electrolux – Do Brasil for $ 6,828. The motors were manufactured and supplied by Zhong Nan Fu Rui. and shipped out at FOB shipping point at Qingdao, China.

The company sold Motors, icemakers, and some related refrigerator appliance parts to North Carolina Electrolux Major Appliances, Inc for $ 299,927. The parts were manufactured and supplied by Zhong Nan Fu Rui, and were shipped out at FOB shipping point at Qingdao, China.

The company sold Thermosatl and icemakers to an US company, Exact Peplacement Parts for $ 45,797. The parts were manufactured and supplied by Zhong Nan Fu Rui, and were shipped out at FOB shipping point at Qingdao, China.

The company also sold Thermostat to an US company, JC Technology Industries Inc for $ 600. The parts were manufactured and supplied by Zhong Nan Fu Rui, and were shipped out at FOB shipping point at Qingdao, China.

For the period of January to December 2011, the Company sold thermostats and other related key parts for icemakers and motors, to Zhong Nan Fu Rui. The parts were used for the icemakers and motors. Flurida Group purchased the parts from Wako Electronics, Inc., an US Company located at Louisville, KY 40299.  Flurida Group also sold Rocker Switch, the key parts for icemakers, to Zhong Nan Fu Rui.  The parts, Rocker Switch, were used for the icemakers .The Company purchased the parts, Rocker Switch, from CW Industries, an US Company located at Southampton, PA; and also Flurida Group purchased some other related key parts from corporate America, and then sold to Zhong Nan Fu Rui. Flurida Group, Inc. adds averaged 5% - 10% margin based on the cost of purchase, then sold to them, so, $ 440,556 were sold and invoiced to Zhong Nan Fu Rui in the year of 2011.

The Company also sold parts and other related service to General Electric Company for $ 197,560.

The Company also had other tooling and service income of $ 11,825.

In summary, for the period of January 1 to December 31, 2011, the Company incurred the total gross sales of $ 13,809,066. And the Company had sales discount and return of $ 28,692, so, a total of $ 13,780,374 net sales were recorded.

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

At the year ended December 31, 2010, the Company had ending inventory $1,533,220 that was purchased from Zhong Nan Fu Rui and ChuZhou FuDa.

For the fiscal year ended December 31, 2011, the Company had total purchase of $ 12,641,713.
At the periods ended of December 31, 2011, the company had total of 29,106 Icemakers and 535,680 pieces motors inventory at a value $ 1,803,674.

For the period of January 1 to December 31, 2011, the company had freight cost of $ 27,460 and other cost of $ 1,431.

Therefore, in the fiscal year ended December 31, 2011, the Company incurred a total cost of good sold of $ 12,400,149.

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

Our major competitor in ice maker market is Nidec Servo Corp (formal Japan Servo Co., Ltd.) and Nidec Sankyo Corp. Nidec Servo and Nidec Sankyo are both headquartered in Japan. Nidec Servo produces the aluminum tray icemaker. Nidec Sankyo produces twisted icemaker.

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

Research and Development

We have incurred research and development expenses in the 2011 for the total of $15,191.16.

Our Intellectual Property

We have no intellectual property.

Our Employees

We have the following number of full time employees:

Clerical –  0
Operations – 3
Administrative – 1
Management – 3
Engineers - 3
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

Item 2.  Description of Property

We rent the following property:

 Flurida Group USA, Inc.

Address: is located at 22 W. Washington St., Suite 1500, Chicago, IL 60602.

•	Name of Landlord: Regus Group
•	Term of Lease: September 1 2010, to Sep 30, 2012
•	Monthly Rental: $219
•	Adequate for current needs: √ Yes

Flurida Group USA, Warehouse Location

•	Address: 24412 S Main ST, Carson, CA 90745
•	Name of Land Lord: 24412 S Main Street, LLC
•	Term of Lease: September 1, 2010 to August 31, 2012
•	Monthly Rent: $ 3,876
•	Square Feet: Approximately 5,168 square feet
•	Adequate for current needs: Yes

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

None

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Trading History

Our common stock is quoted on the Over-The-Counter Bulletin Board under the symbol “FLUG.”

Bid Information*

Financial Quarter Ended	High Bid	Low Bid
December 31, 2011	$0.15	$0.10
September 30, 2011	$0.15	$0.10
June 30, 2011	$0.15	$0.10
March 31, 2011	$0.15	$0.10
December 31, 2010	$0.51	$0.10
September 30, 2010	$0.51	$0.10
June 30, 2010	$0.51	$0.10
March 31, 2010	$0.51	$0.10

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

Securities Authorized for Issuance Under Equity Compensation Plans

At December 31, 2011, we have one compensation plan in place, entitled 2009 Stock Incentive Plan. This plan was approved by our Board of Directors on July 10, 2009.

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

Results of Operations

For the fiscal years ended December 31, 2011 vs. December 31, 2010.

Revenue

For the fiscal year ended December 31, 2010, the Company had net total revenue of $11,208,925 to the Company’s Europe, North and South America customers.

For the fiscal year ended December 31, 2011, the Company had net total revenue of $13,780,374, which was increased nearly 23% than the year 2010 total revenue of $ 11,208,925.

For the year ended December 31, 2011, the Company sold icemakers and motors to, Electrolux USA, located at Charlotte NC for sales of $ 10,022,371. The motors were manufactured and supplied by Zhong Nan Fu Rui; all the motors were shipped out at FOB shipping point Qingdao, China.  And the icemakers were manufactured and supplied by ChuZhou FuDa Mechanical & Electronics Co., Ltd; all the icemakers were shipped out at FOB shipping point Nanjing, China.

The Company sold motors to another US company, Master Precision Global (MPG), a sub-assembler to Electrolux, for $ 461,056. The motors were manufactured and supplied by Zhong Nan Fu Rui, and shipped out at FOB shipping point at Qingdao, China.

The company also sold motors, to Stanco Metal Products for $40,902; the motors were manufactured and supplied by Zhong Nan Fu Rui, and all of those parts were shipped out at FOB shipping point at Qingdao, China.

The Company also sold Motors to Electrolux –ST. Cloud for $ 244,775. The motors were manufactured and supplied by Zhong Nan Fu Rui. and shipped out at FOB shipping point at Qingdao, China.

For the fiscal year ended December 31, 2011, the Company sold icemakers, components, and tooling service to Electrolux –Australia for $ 519,428. The icemakers were manufactured and supplied by Chu Zhou Fu Da Mechanical & Electronics; all the icemakers were shipped out at FOB shipping point Nanjing, China.
The Company also sold DAC Boxes to Electrolux –Sweden for $ 36,107. The DAC Box were manufactured and supplied by Qingdao Fu Bi Da; all the DAC Boxes were shipped out at FOB shipping point Qingdao, China.

The Company sold DAC Boxes, Deflector, push buttons, Magnets, Motors and other related parts to Electrolux –Italy for total $ 580,527. The DAC Boxes, Magnets, Motors and other related parts were manufactured and supplied by Zhong Nan Fu Rui, and Qingdao Fu Bi Da; all the DAC Boxes magnets, and motors were shipped out at FOB shipping point Qingdao, China.

The Company also sold DAC Boxes, Magnets, Motors, and other related parts to Electrolux – Hungry for total $ 900,806. The DAC Boxes, magnets and Motors were manufactured and supplied by Zhong Nan Fu Rui, and Qingdao Fu Bi Da respectively; all the DAC Boxes magnet, and motors were shipped out at FOB shipping point Qingdao, China.

The Company sold Motors and other parts to Electrolux – Do Brasil for $ 6,828. The motors were manufactured and supplied by Zhong Nan Fu Rui. and shipped out at FOB shipping point at Qingdao, China.

The company sold Motors, icemakers, and some related refrigerator appliance parts to North Carolina Electrolux Major Appliances, Inc for $ 299,927. The parts were manufactured and supplied by Zhong Nan Fu Rui, and were shipped out at FOB shipping point at Qingdao, China.

The company sold Thermosatl and icemakers to an US company, Exact Peplacement Parts for $ 45,797. The parts were manufactured and supplied by Zhong Nan Fu Rui, and were shipped out at FOB shipping point at Qingdao, China.

The company also sold Thermostat to an US company, JC Technology Industries Inc for $ 600. The parts were manufactured and supplied by Zhong Nan Fu Rui, and were shipped out at FOB shipping point at Qingdao, China.
For the period of January to December 2011, the Company sold thermostats and other related key parts for icemakers and motors, to Zhong Nan Fu Rui. The parts were used for the icemakers and motors. Flurida Group purchased the parts from Wako Electronics, Inc., an US Company located at Louisville, KY 40299.  Flurida Group also sold Rocker Switch, the key parts for icemakers, to Zhong Nan Fu Rui.  The parts, Rocker Switch, were used for the icemakers .The Company purchased the parts, Rocker Switch, from CW Industries, an US Company located at Southampton, PA; and also Flurida Group purchased some other related key parts from corporate America, and then sold to Zhong Nan Fu Rui. Flurida Group, Inc. adds averaged 5% - 10% margin based on the cost of purchase, then sold to them, so, $ 440,556 were sold and invoiced to Zhong Nan Fu Rui in the year of 2011.

The Company also sold parts and other related service to General Electric Company for $ 197,560.

The Company also had other tooling and service income of $ 11,825.

	Jan - Dec 2011	Jan - Dec 2010
Electrolux- Australia	519,428.13	150,909.60
Electrolux-Anderson-US	7,430,392.01	5,047,293.19
Electrolux-Mexico	2,591,979.36	2,365,774.58
Eelectrolux Major Appliance	299,926.84	135,973.38
Eelectrolux Do Brasil	6,828.00	0.00
Electrolux - St. Cloud	244,774.66	78,288.19
Electrolux - Sweden	36,107.37	17,998.27
Electrolux Italy	580,527.26	654,751.69
Eletrolux Hungry	900,806.51	829,465.00
Key Tronic Corporation WA	0.00	21,170.00
JC TEC INDUSTRIES INC	600.00	1,920.00
MASTER PRECIDION GLOBAL LLC(MPG)	461,056.18	702,777.60
QINGDAO FLURIDA FLECTRONIC CO.,LTD	0.00	487.25
Stanco Metal Products Inc	40,901.76	680,417.92
ZhongNanFuRui	440,555.64	434,358.88
Electrolux Brasil	0.00	11,429.89
Electrolux-Belgium	0.00	4,921.48
Chuzhou FuDa	0.00	3,322.20
Exact Replacement Parts	45,797.50	0.00
DEL VISIONARIES	1,350.00	8,668.50
Bio Watch (Thailand)	0.00	2,558.00
Domestic LLC	2,674.75	0.00
General Electric Company	197,559.63	0.00
Shamrock	7,800.00	0.00
OEM	0.00	63,702.00
TOTAL	13,809,065.60	11,216,187.62

In summary, for the period of January 1 to December 31, 2011, the Company incurred the total gross sales of $ 13,809,066. And the Company had sales discount and return of $ 28,692, so, a total of $ 13,780,374 net sales were recorded, comparing with the $ 11,208,925 for the year 2010, increase of 23%.

In both 2011 and 2010 sales, more than 80% of total revenues were generated through Electrolux controlled subsidiaries in various countries.  Electrolux Group operated its each subsidiary independently in each country, and all the sales orders and sales contracts were negotiated and signed independently.  Accordingly, we believe that lack of one or a few subsidiaries of Electrolux sales order may have effect on our overall sales revenue, but the effects were slightly reduced in 2011 vs 2010.  We signed long-term distribution agreement with various Electrolux subsidiaries, the risk of loss the contracts with Electrolux is significantly low.

Cost of Revenue

Our Costs of Goods Sold, as we expected will increased slightly due to increasing Chinese Yuan’s currency exchange rate, labor costs, and raw materials.  We anticipate this trend to continue and may adjust our unit price upward to reduce the impact of rising costs.

For the fiscal year ended December 31, 2010, the Company incurred a total cost of good sold of $9,985,444, for the purchases of parts, motor, and icemakers for the total sales of $ 11,208,925.

At the year ended December 31, 2010, the Company had ending inventory $1,533,220 that was purchased from Zhong Nan Fu Rui and ChuZhou FuDa.

From the year ended December 31, 2011, Flurida Group, Inc. purchased Motors and parts from Zhong Nan Fu Rui at total cost of $ 9,106,575 for FOB shipping point at Qingdao, China.

Flurida Group, Inc. also purchased Motors, Deflectors, Icemakers, Magnets, Dac boxes, and other related parts from Qingdao Fubida Electronics Co., Ltd. at total cost of $ 946,212 for FOB shipping point at Qingdao, China.

The Company purchased Icemakers and parts from ChuZhou FuDa at total cost of $ 2,100,901 for FOB shipping point at Nanjing, China.

In addition, Flurida Group, Inc. purchased Magnets, Icemakers, Timers and related parts from Shanghai Fulu International Trading Co., Ltd., at total cost of $116,135 for FOB shipping point at Shanghai, China.

To manufacture the related refrigerator appliance parts, Zhong Nan Fu Rui and Qingdao Fubida Electronics Co., needs key parts made in USA, which were purchased through Flurida Group, Inc. in USA.  The costs of purchasing the parts were $ 371,889 in year 2011.

In summary, for the period of January to December 31, 2011, the Company had total purchase of $ 12,641,713.

At the periods ended of December 31, 2011, the company had total of 29,106 Icemakers and 535,680 pieces motors inventory at a value $ 1,803,674.

For the period of January 1 to December 31, 2011, the company had freight cost of $ 27,460 and other service cost of $ 1,431.

Therefore, in the fiscal year ended December 31, 2011, the Company incurred a total cost of good sold of  $ 12,400,149 which was increased nearly 24 % comparing to the year 2010 cost of goods sold of $ 9,985,444.  The increase of cost of goods sold was due to the sales increase, increasing Chinese Yuan’s currency exchange rate, labor costs, and raw materials.

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

Expense

Our operation expenses consist of selling, general and administrative expenses, and research & development expenses, and depreciation expenses:

Operating Expense
	Year Ended	Year Ended
	December 31,	December 31,
	2011	2010
Administration Expense	2,071	9,091
Bad Debt Expense	5,895	14,393
Bank Service Charges	4,449	1,869
Business operation tax	-	579
Business Registration	1,513	1,387
Certification Fee	73,832	68,234
Computer and Internet Expenses	1,100	1,637
Credit card Finance Charge	60	235
Depreciation and amortization expenses	14,965	1,389
Dues and Subscriptions	-	292
Flurida Europe Operating Expense	-	3,951
Fuel charge	883	871
Gift and Promotion	5,048	6,983
Industry Show	-	100
Insurance Expense	945	1,012
Meals and Entertainment	14,293	6,191
Office Supplies	12,920	8,030
Parking fee	376	237
Payroll Europe	-	-
Payroll Expense - ER	33,452	29,036
Payroll Expenses - EE	585,978	463,057
Penalty & Fine Expenses	218	-
Postage & Shipping	6,035	4,791
Professional Fees	95,009	157,985
Rent Expense	52,075	30,443
Repairs and Maintenance	6,104	1,529
Research and development Expense	15,191	-
Service Cost	4,406	-
Telephone Expense	9,284	7,454
Travel Expense
air agent fee	789	1,023
Airfare	58,332	45,136
Car Rental	3,872	2,863
Hotel Expense	27,954	19,976
Local Transportation	1,511	1,649
Travel Expense - Other	1,134	5,556
Total Travel Expense	93,592	76,202
Utilities	1,142	2,434
Total Expense	$1,040,836	$899,410

Starting from January 2010, Flurida Group had salaries for officers Jianfeng Ding, Yaru Huang, and Ying Zhong for $200,000, $70,000, and $ 70,000, and had a bonus of $ 50,000, $ 10,000, and $ 10,000 at year end respectively. And Flurida Group USA hired two employees to taking care of the office and marketing activities, therefore, the Company incurred a total payroll expense of $492,093 for the year end December 31, 2010.  For maintaining and operating the business, the Company expensed a total of $ 157,985 professional fee, which included the accounting and auditing service, commission and consulting fee for enlarge sales volume, SEC filling fee and other professional expenses. In order to increasing the sales in Europe and North America, the Company expensed $ 68,234 certification fees on the products we sold or exported in the period of January 1 to December 31, 2010. Due to the raise of sale volume and customers, the Company had travel expenses of $ 76,202.

Started from January 2011, Flurida Group had salaries for officers Jianfeng Ding, Yaru Huang, and Ying Zhong for $350,000, $80,000, $ 80,000. And Flurida Group USA hired employees to taking care of the office, research and development, and marketing activities, therefore, the Company incurred a total payroll expense of $ 619,430 for the year end December 31, 2011.  For maintaining and operating the business, the Company expensed a total of $95,009 professional fee, which included the accounting and auditing service, commission and consulting fee for enlarge sales volume, SEC filling fee and other professional expenses. In order to increasing the sales in Europe and North America, the Company expensed $ 73,832 certification fees on the products we sold or exported in the period of January 1 to December 31, 2011. Due to the raise of sale volume and customers, the Company had travel expenses of $ 93,592. We have set up a Research & Development Center at LA location in 2011 and had equipment and research development expenses of $15,191.

We expect selling, general, and administrative expenses to increase in future periods as we initiate a number of marketing and promotional activities.

Income Taxes

We are subject to income taxes in the U.S., while the subsidiary in Italy is subject to the income tax laws of Italy. We incurred income tax expense of $ 153,641 and $128,556 for the year ended December 31, 2011 and 2010 respectively. As of December 31, 2011, the company had income taxes payable of $ 0.

Net Income (Loss)

We had a net income of $ 200,501 and $211,205 for the year ended December 31, 2011 and 2010 respectively.

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

Liquidity and Capital Resources

	At December 31	At December 31
	2011	2010

Current Ratio	1.85	1.39
Cash	$741,230	$992,825
Woking Capital	$1,348,331	$1,094,366
Total Assets	$3,622,633	$5,168,018
Total Liabilities	$1,962,891	$3,714,319

Total Equity	$1,659,742	$1,453,699

Total Debt/Equity	1.18	2.56

*Current Ratio = Current Assets /Current Liabilities

**Working Capital = Current Assets - Current Liabilities

*** Total Debt / Equity = Total Liabilities / Total Shareholders Equity.

The Company’s overall working capital was increased in 2011 comparing to the year 2010, due to the overall increase of the cash flow, decrease of accounts receivable, and decrease of the accounts payable; also, the Company’s current ratio was increased in 2011 comparing to the year 2010 due to the decrease of the accounts receivable.

Currently the Company has a sales agreement with Electrolux, such agreement require the Company to supply the motors, ice makers, and other parts based on Electrolux’s needs.  The management projected that the needs for our Company’s products shall be stable with slight increase worldwide.  However, due to the consignment arrangement with Electrolux, the Company would keep certain level of consignment inventory to meet the Electrolux’s requirements.  In addition, due to the consignment terms with Electrolux, the sales would be recognized when the Electrolux withdraw the products or the consignment inventory at Electrolux’s warehouse for 60 days.  In our due course of business dealing with Electrolux’s consignment sales, all the sales incurred in 2011 were for the products withdrew before the 75 days terms, i.e., the products might be considered as sales automatically based on the consignment terms.  After the products withdrew by Electrolux, the Company may receive the payment in 7 days with discount through DB Supplier Fincance,

Our activities for generating cash flows were operating activities in 2011 and 2010. There were no investing and financing activities incurred for the year 2011, and 2010. The management will continue to improve our current business on marketing. customer services  and general administrative activities effectiveness, also  we focus on develop our new products such as electronic ice maker and high efficiency  LED products . We predict those products will be ready in the market later in 2012 .

Specifically, the management still believes that within the operating activities, the efforts of collecting accounts receivables and making payments of accounts payables still are the primary factors for the changes of cash flows in the year 2011 or later.

The Company had cash and cash equivalents of $ 741,230 at December 31, 2011 and $1,348,331 of working capital and $992,825 at December 31, 2010 and $ 1,094,366 of working capital.

The total debt of $ 1,962,891 for December 31, 2011 included total of $ 1,217,635 for Zhong Nan Fu Rui, $ 434,976 for Chu Zhou Fu Da, $ 134,061 for Qiongdao Fu Bi Da, $ 32,625 for Shang Hai Fu Lu International Trading, and $ 57,135 for US suppliers, $ 54,872 for salary and payroll tax payable, and $ 20,952 for all other account payable ,and $ 10,635 unearned revenue.

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

Our independent auditor has indicated that our lack of operating history and financial resources raise substantial doubt about its ability to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations. However, due to the close relationship between the Company and it’s supplier, Zhong Nan Fu Rui, which is 100% owned by the founder, Jianfeng Ding, Zhong Nan Fu Rui’s current customers can be served by the Company for the same quality of products and services. Besides, as of December 31, 2011, the cash and cash equivalent balance was $ 741,230 , the management believes that the revenues will be generated and its cash flows will be maintained to cover its operational costs and the risk of going concern in long term is significantly low.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8.  Financial Statements

FLURIDA GROUP, INC.

Audited Financial Statements

As of December 31, 2011 and 2010

Table of Contents

Independent Auditor’s Report on the Consolidated Financial Statements	21

Balance Sheets	22

Statement of Operation	23

Shareholders Equity	24

Cash Flow Statement	25

Notes to Financial Statements	26

Independent Registered Public Accounting Firm’s Auditor’s Report on the Consolidated Financial Statements

Board of Directors and Shareholders of Flurida Group, Inc.

We have audited the accompanying consolidated balance sheets of Flurida Group, Inc. and Subsidiary Companies as of December 31, 2011 and 2010, and the related consolidated statements of operation, shareholders’ equity, and cash flows for year ended December 31, 2011 and 2010.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Flurida Group, Inc. and Subsidiary Companies as of December 31, 2011, and 2010, and the results of its operations and their cash flows for the year ended December 31, 2011 and 2010 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note F, the Company’s operating history and its customer concentration may raise doubt about its ability to continue as a going concern.  The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations.

/s/ Enterprise CPAs, Ltd.

Enterprise CPAs, Ltd.
Chicago, IL

March 15, 2012

FLURIDA GROUP, INC.
CONSOLIDATED BALANCE SHEETS
	December 31	December 31
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$741,230	$992,825
Accounts receivable, net	766,318	2,282,640
Inventory	1,803,674	1,533,220
Total Current Assets	$3,311,222	$4,808,685

Property, plant and equipment, net	$77,737	$46,138

Other assets:
Loan to supplier	$224,602	$284,626
Accrued interest receivable	2,808	22,305
Security deposit	6,264	6,264
Total Other Assets	$233,674	$313,195

TOTAL ASSETS	$3,622,633	$5,168,018
LIABILITIES & EQUITY
Current liabilities:
Account payable	$1,952,256	$3,632,648
Income taxes payable	-	79,307
Unearned revenue	10,635	2,364
Total current liabilities	$1,962,891	$3,714,319

Stockholders' Equity:
Common stock, $0.001 par value;
200,000,000 shares authorized;
38,990,827 shares issued and outstanding.	$38,991	$38,991

Paid-in capital	1,221,613	1,221,613

Retained earnings	388,073	187,572

Accumulated other comprehensive Income	11,065	5,523

Total stockholders' equity	$1,659,742	$1,453,699

TOTAL LIABILITIES & EQUITY	$3,622,633	$5,168,018

FLURIDA GROUP, INC.
CONSOLIDATED STATEMENT OF OPERATION
	Year Ended	Year Ended
	December 31,	December 31,
	2011	2010
Revenues:	$13,780,374	$11,208,925
Cost of Goods Sold	$12,400,149	$9,985,444
Gross Profit	$1,380,225	$1,223,481
Operating expenses:
Research and development	15,191	-

Selling, general and administrative expenses	1,010,680	898,021

Depreciation and amortization expenses	14,965	1,389
Total Operating Expenses	1,040,836	899,410

Operating Income	$339,389	$324,071

Investment income, net	$14,753	$15,692
Interest Expense, net	-	2
Income before taxes	$354,142	$339,761
Income tax expense	153,641	128,556
Net Income	$200,501	$211,205

Net Income (Loss) per common share-Basics	$0.01	$0.01
Net Income (Loss) per common share-Diluted	$0.01	$0.01

Other comprehensive Income(Loss), net of tax:
Foreign currency translation adjustments	5,542	(43,456)
Total other comprehensive Income(Loss)	$5,542	$(43,456)
Comprehensive Income (Loss)	$206,043	$167,749

FLURIDA GROUP, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
FOR THE PERIOD ENDED DECEMBER 31, 2011

			Additional		Accumulated Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, December 31, 2009	38,990,827	$38,991	$1,221,613	$(23,633)	$48,979	$1,285,950

Adjustment for Exchange
rate changes					$(43,456)	$(43,456)

Net Income for the year
ended December 31, 2010				$211,205		$211,205
Balance, December 31, 2010	38,990,827	$38,991	$1,221,613	$187,572	$5,523	$1,453,699

Adjustment for Exchange
rate changes					$5,542	$5,542

Net Income for the year
ended December 31, 2011				$200,501		$200,501
Balance, December 31, 2011	38,990,827	$38,991	$1,221,613	$388,073	$11,065	$1,659,742

FLURIDA GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended	Year Ended
	December 31	December 31
	2011	2010
Operating Activities:
Net Income	$200,501	$211,205

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation Expense	14,965	1,389
Inventory	(270,454)	(279,351)
Security Deposit	-	(6,264)
Decrease in accrued interest receivable	19,497	(14,916)
Decrease in account receivable	1,516,322	(1,406,265)
Decrease in account payable	(1,680,392)	1,802,571
Decrease in income tax payable	(79,307)	79,307
Increase in Unearned Income	8,271	2,364
Decrease in credit card payable	-	(656)
Net cash provided by operating activities	$(270,597)	$389,384

Investing Activities:
Purchase Property	(46,564)	(47,527)
Net cash provided by investing activities	$(46,564)	$(47,527)

Financing Activities:
Proceeds from issuance of common stock	-	-
Loan to supplier	60,024	(6,535)
Net cash provided by financing activities	$60,024	$(6,535)

Effect of Exchange Rate on Cash	$5,542	$(43,456)
Net increase (decrease) in cash and cash equivalents	$(251,595)	$291,866
Cash and cash equivalents at beginning of the period	$992,825	$700,959
Cash and cash equivalents at end of period	$741,230	$992,825

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

In the fiscal year 2011, the Company purchased $ 6,057 computers and data processing equipments, and purchased $ 40,507 Furniture and equipments.

As of December 31, 2011, the company has furniture, Computer and data processing equipments, and equipments at a cost of $ 94,092, and $ 16,355 of accumulated depreciation expense was recorded.

Account Receivable

As of December 31, 2011, and 2010, the company had a total of $ 766,318 and $2,282,640 account receivable respectively from it major customers. Detail showed as below.

	12/31/2011	12/31/2010
Chuzhou FuDa	$-	$3,322
Electrolux- Australia	$198,147	$73,363
Electrolux-Anderson-US	$-	$639,988
Electrolux-Mexico	$-	$390,555
Eelectrolux Major Appliance	$72,828	$84,089
Electrolux - Sweden	$-	$7,589
Electrolux Italy	$24,550	$124,768
Electrolux Hungary	$114,230	$264,569
General Electric Company	$17,683	$-
Electrolux ST.Cloud	$81,596	$76,931
Stanco Metal Products Inc	$-	$264,177
Master Precidion Global LLC(MPG)	$75,455	$117,936
Qingdao Fubida	$-	$487
SHAMROCK	$7,800	$-
ZhongNanFuRui	$174,030	$234,866
TOTAL	$766,318	$2,282,640

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accrued Interest Receivable

In October 1st, 2011, the Company received $ 33,650 interest receivable that accrued from Zhong Nan Fu Rui as of September 30, 2011; at the meantime, Zhong Nan Fu Rui returned $ 60,024 to the Company.  In October 1, 2011, the company entered a new loan agreement of $224,602 with its main supplier Zhong Nan Fu Rui Mechanical electronics Co., Ltd at interest rate of 5.00%, term October 1, 2011 to October 1, 2013.  As of December 31, 2011, total of $ 2,808 accrued interest receivable with interest rate at 5.00% was incurred.

Account Payable

As of December 31, 2011, and 2010, the company had a total of $ 1,952,256 and $ 3,632,648 account payable respectively. The Company incurred accounts payable including professional fees, purchases, payroll and payroll tax liability, and other service fee payables.

As of December 31, 2011, the company has account payable of $ 1,952,256, which included $ 1,217,635 for Zhong Nan Fu Rui, $ 434,976 for Chu Zhou Fu Da, $ 134,061 for Qiongdao Fu Bi Da, $ 32,625 for Shang Hai Fu Lu International Trading, and $ 57,135 for US suppliers, $ 54,872 for salary and payroll tax payable, and $ 20,952 for all other account payable.

Income Tax Payable

The Company filed corporate tax return Form 1120 to Internal Revenue Service and IL 1120 to the State of Illinois.  There is no income tax for the State of Nevada.  Flurida Group European will report income tax return to Italy government. For the period of January 1 to December 31, 2011, the Company incurred income tax expense of $ 153,641, including federal tax of $ 118,141 and state tax of $ 35,500.  As of December 31, 2011, the income taxes payable of the Company was $ 0.

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

As of December 31, 2011, there were 18,837 icemakers and 61,992 pieces motor in Electrolux Juarez warehouse as of consignment inventory. Also, there were 322,488 pieces motor and 2,499 icemakers in Electrolux Anderson warehouse as of consignment inventory.

The company also had 7,770 Icemakers been shipped out at FOB shipping point Qingdao, China to Electrolux Juarez warehouse. The company also had 151,200 pieces Motor been shipped out at FOB shipping point Qingdao, China to Electrolux Anderson warehouse. Those purchases haven’t considered as a sale or a consignment inventory at the period ended December 31, 2011. Therefore, it’s the inventory of Flurida Group, Inc.

As a result, the company had total of 29,106 Icemakers and 535,680 pieces motors inventory at a value $ 1,803,674 as of December 31, 2011.

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

For the fiscal year ended December 31, 2011, the Company had total net revenue of $ 13,780,374.

For the period January1 to December 31, 2011, the Company sold icemakers and motors to, Electrolux USA, located at Charlotte NC for sales of $ 10,022,371. The motors were manufactured and supplied by Zhong Nan Fu Rui; all the motors were shipped out at FOB shipping point Qingdao, China.  And the icemakers were manufactured and supplied by ChuZhou FuDa Mechanical & Electronics Co., Ltd; all the icemakers were shipped out at FOB shipping point Nanjing, China.

The Company sold motors to another US company, Master Precision Global (MPG), a sub-assembler to Electrolux, for $ 461,056. The motors were manufactured and supplied by Zhong Nan Fu Rui, and shipped out at FOB shipping point at Qingdao, China.

The company also sold motors, to Stanco Metal Products for $40,902; the motors were manufactured and supplied by Zhong Nan Fu Rui, and all of those parts were shipped out at FOB shipping point at Qingdao, China.

The Company also sold Motors to Electrolux –ST. Cloud for $ 244,775. The motors were manufactured and supplied by Zhong Nan Fu Rui. and shipped out at FOB shipping point at Qingdao, China.

For the fiscal year ended December 31, 2011, the Company sold icemakers, components, and tooling service to Electrolux –Australia for $ 519,428. The icemakers were manufactured and supplied by Chu Zhou Fu Da Mechanical & Electronics; all the icemakers were shipped out at FOB shipping point Nanjing, China.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenues Recognition (Continued)

The Company also sold DAC Boxes to Electrolux –Sweden for $ 36,107. The DAC Box were manufactured and supplied by Qingdao Fu Bi Da; all the DAC Boxes were shipped out at FOB shipping point Qingdao, China.

The Company sold DAC Boxes, Deflector, push buttons, Magnets, Motors and other related parts to Electrolux –Italy for total $ 580,527. The DAC Boxes, Magnets, Motors and other related parts were manufactured and supplied by Zhong Nan Fu Rui, and Qingdao Fu Bi Da; all the DAC Boxes magnets, and motors were shipped out at FOB shipping point Qingdao, China.

The Company also sold DAC Boxes, Magnets, Motors, and other related parts to Electrolux – Hungry for total $ 900,806. The DAC Boxes, magnets and Motors were manufactured and supplied by Zhong Nan Fu Rui, and Qingdao Fu Bi Da respectively; all the DAC Boxes magnet, and motors were shipped out at FOB shipping point Qingdao, China.

The Company sold Motors and other parts to Electrolux – Do Brasil for $ 6,828. The motors were manufactured and supplied by Zhong Nan Fu Rui. and shipped out at FOB shipping point at Qingdao, China.

The company sold Motors, icemakers, and some related refrigerator appliance parts to North Carolina Electrolux Major Appliances, Inc for $ 299,927. The parts were manufactured and supplied by Zhong Nan Fu Rui, and were shipped out at FOB shipping point at Qingdao, China.

The company sold Thermosatl and icemakers to an US company, Exact Peplacement Parts for $ 45,797. The parts were manufactured and supplied by Zhong Nan Fu Rui, and were shipped out at FOB shipping point at Qingdao, China.

The company also sold Thermostat to an US company, JC Technology Industries Inc for $ 600. The parts were manufactured and supplied by Zhong Nan Fu Rui, and were shipped out at FOB shipping point at Qingdao, China.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenues Recognition (Continued)

For the period of January to December 2011, the Company sold thermostats and other related key parts for icemakers and motors, to Zhong Nan Fu Rui. The parts were used for the icemakers and motors. Flurida Group purchased the parts from Wako Electronics, Inc., an US Company located at Louisville, KY 40299.  Flurida Group also sold Rocker Switch, the key parts for icemakers, to Zhong Nan Fu Rui.  The parts, Rocker Switch, were used for the icemakers .The Company purchased the parts, Rocker Switch, from CW Industries, an US Company located at Southampton, PA; and also Flurida Group purchased some other related key parts from corporate America, and then sold to Zhong Nan Fu Rui. Flurida Group, Inc. adds averaged 5% - 10% margin based on the cost of purchase, then sold to them, so, $ 440,556 were sold and invoiced to Zhong Nan Fu Rui in the year of 2011.

The Company also sold parts and other related service to General Electric Company for $ 197,560.

The Company also had other tooling and service income of $ 11,825.

In summary, for the period of January 1 to December 31, 2011, the Company incurred the total gross sales of $ 13,809,066. And the Company had sales discount and return of $ 28,692, so, a total of $ 13,780,374 net sales were recorded. The cost of goods sold is discussed in details in Note C, Related Party Transactions.

Operating Expense

Operating Expenses includes research and development expense, all selling, general and administrative expenses, and depreciation expenses for Flurida Group Inc.  For the fiscal year ended December 31, 2011 and 2010, the Company had total operating expenses of $1,040,836 and $ 899,410 respectively. Detail was showed on Exhibit A.

Professional Fee

Professional fees are consist of accounting and auditing fee, legal fee, commission and consulting expenses, SEC filling fee, and other professional expenses. The total professional fees were $ 95,009 and $157,985.18 for the fiscal year ended December 31, 2011 and 2010 respectively.

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

The consolidated total payroll expenses for the year ended December 31, 2011 and 2010 were listed as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2011	2010
Payroll Expense - ER
Federal Unemployment Tax	584.89	435.84
Hosing public accumulate fund -ER	-	-
Social insurance-ER	-	-
State Unemployment Tax	3,184.66	1,801.34
US Medicare Tax - ER	8,496.89	6,716.87
US Social Security Tax -ER	20,953.17	19,841.84
Payroll Expense - ER - Other	232.46	239.92
Total Payroll Expense - ER	33,452.07	29,035.81
Payroll Expenses - EE
Federal Tax Withholding	106,358.47	72,739.36
Housing public accumulate fund -EE	-	-
Net Wage Payment-EE	-	-
Social Insurance-EE	-	-
State Tax Withholding	32,316.65	14,834.40
US Medicare Tax -EE	8,496.89	6,716.87
US Net Salaries payment - EE	424,108.86	348,924.28
US Social Security Tax - EE	14,697.27	19,841.84
Total Payroll Expenses - EE	585,978.14	463,056.75

Total Payroll Expenses	619,430.21	492,092.56

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

NOTE C – RELATED PARTY TRANSACTIONS

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of December 31, 2011, total 30,129,960 shares were issued to officers and directors.  Please see the table below for details:

Name	Total Shares	Total Amount	Percentage
Fenglan Li	165,000	15,750	0.42%
Fuling Li	115,000	10,750	0.29%
Ying Zhong	2,000,000	200,000	5.13%
Gian Franco Barbieri	102,000	9,700	0.26%
Xiaoyong Fu	750,000	75,000	1.92%
Jianfeng Ding & Yaru Huang	26,997,760	323,998	69.24%
Total	30,129,760	$635,198	77.26%

•	Based on total issued shares as of December 31, 2009: 38,990,827.
•	Total outstanding issued shares as of December 31, 2011: 38,990,827

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

At the year ended December 31, 2010, the Company had ending inventory $1,533,220 that was purchased from Zhong Nan Fu Rui and ChuZhou FuDa.

From the period January 1 to December 31, 2011, Flurida Group, Inc. purchased Motors and parts from Zhong Nan Fu Rui at total cost of $ 9,106,575 for FOB shipping point at Qingdao, China.

Flurida Group, Inc. also purchased Motors, Deflectors, Icemakers, Magnets, Dac boxes, and other related parts from Qingdao Fubida Electronics Co., Ltd. at total cost of $ 946,212 for FOB shipping point at Qingdao, China.

The Company purchased Icemakers and parts from ChuZhou FuDa at total cost of $ 2,100,901 for FOB shipping point at Nanjing, China.

In addition, Flurida Group, Inc. purchased Magnets, Icemakers, Timers and related parts from Shanghai Fulu International Trading Co., Ltd., at total cost of $116,135 for FOB shipping point at Shanghai, China.

To manufacture the related refrigerator appliance parts, Zhong Nan Fu Rui and Qingdao Fubida Electronics Co., needs key parts made in USA, which were purchased through Flurida Group, Inc. in USA.  The costs of purchasing the parts were $ 371,889 in year 2011.

For the fiscal year ended December 31, 2011, the Company had total purchase of $ 12,641,713.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – RELATED PARTY TRANSACTIONS (Continued)

Cost of Goods Sold (Continued)

At the periods ended of December 31, 2011, the company had total of 29,106 Icemakers and 535,680 pieces motors inventory at a value $ 1,803,674.

For the period of January 1 to December 31, 2011, the company had freight cost of $ 27,460 and other cost of $ 1,431.

Therefore, in the fiscal year ended December 31, 2011, the Company incurred a total cost of good sold of $ 12,400,149.

Loan to Supplier

At October 1st 2011, Flurida Group, Inc entered into a new loan agreement of $224,602 with the company’s primary supplier, Zhong Nan Fu Rui. The outstanding balance bears interest at 5.00%, pursuant to a written agreement, for the term from October 1st 2011 to October 1st 2013.

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

There were no new shares issued during the period ending December 31, 2011.

Therefore, as of December 31, 2011 total shares issued and outstanding are 38,990,827.

NOTE E – SUBSEQUENT EVENTS

On January 1, 2012, Mr. Xiaoyong Fu resigned as a Director.

Mr. Fu did furnish us with written correspondence confirming no disagreement with the Company or its management concerning any matter, and that his resignation is solely for personal reasons.

NOTE F – GOING CONCERN

The Company’s operating history and financial resources may raise doubt about its ability to continue as a going concern.  The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations.  In year 2011, the Company generated sales revenue of $ 13,780,374.  The Company’s most concentrated customer is Electrolux located in various countries.  If Electrolux discontinue the purchase which may be very unlikely in near future, the Company may face the ability to continue as a going concern.  However, due to the close relationship between the Company and it’s suppliers, Zhong Nan Fu Rui and Qingdao Fubida Electronics Co., which are 100% owned by the founder, Jianfeng Ding.  Zhong Nan Fu Rui and Qingdao Fubida Electronics Co.’s current customers can be served by the Company for the same quality of products and services.  Besides, as of December 31, 2011, the cash and cash equivalent balance was $ 741,230, the management believes that the revenues will be generated and its cash flows will be maintained to cover its operational costs and the risk of going concern in long term is significantly low.

Exhibit A
Operating Expense
	Year Ended	Year Ended
	December 31,	December 31,
	2011	2010
Administration Expense	2,071	9,091
Bad Debt Expense	5,895	14,393
Bank Service Charges	4,449	1,869
Business operation tax	-	579
Business Registration	1,513	1,387
Certification Fee	73,832	68,234
Computer and Internet Expenses	1,100	1,637
Credit card Finance Charge	60	235
Depreciation and amortization expenses	14,965	1,389
Dues and Subscriptions	-	292
Flurida Europe Operating Expense	-	3,951
Fuel charge	883	871
Gift and Promotion	5,048	6,983
Industry Show	-	100
Insurance Expense	945	1,012
Meals and Entertainment	14,293	6,191
Office Supplies	12,920	8,030
Parking fee	376	237
Payroll Europe	-	-
Payroll Expense - ER	33,452	29,036
Payroll Expenses - EE	585,978	463,057
Penalty & Fine Expenses	218	-
Postage & Shipping	6,035	4,791
Professional Fees	95,009	157,985
Rent Expense	52,075	30,443
Repairs and Maintenance	6,104	1,529
Research and development Expense	15,191	-
Service Cost	4,406	-
Telephone Expense	9,284	7,454
Travel Expense
air agent fee	789	1,023
Airfare	58,332	45,136
Car Rental	3,872	2,863
Hotel Expense	27,954	19,976
Local Transportation	1,511	1,649
Travel Expense - Other	1,134	5,556
Total Travel Expense	93,592	76,202
Utilities	1,142	2,434
Total Expense	$1,040,836	$899,410

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosures

None

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2011. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2011, the Company’s disclosure controls and procedures were not effective. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after December 31, 2011.

Management’s Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, due to our financial situation, we will be implementing further internal controls as we become operative so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on its evaluation as of December 31, 2011, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2011. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2011, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Xiaoyong Fu.  He has been a director since December 2008 and resigned effective January 1, 2012.  From 04/1997 to 06/2004, he was Senior Design Engineer, Maytag Corporation, Appliance Manufacturer.  From 07/2004 to 10/2005, he was Manager of Technology, Jacuzzi Whirlpool Bath, Bath Products.  From 11/2005 to 09/2007, he was Senior Design Engineer, Electrolux Major Appliance, Appliance Manufacturer.  From 09/2007 to date, he has been Senior Engineer, GE – Energy, Gas Turbines.  In 07/1984, he received a Bachelor of Mechanical Engineering, Tsinghua University.  In 10/1987, he received a Master of Nuclear Engineering, China Institute of Atomic.  In 05/1997, he received a Ph.D. of Mechanical Engineering, Purdue University.  As a member of the board, Mr. Fu contributed the benefits of his executive leadership and management experience.

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

Legal Proceedings

No officer, director, or persons nominated for such positions, promoter or significant employee has been involved in the last ten years in any of the following:

●	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time,

●	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses),

●
Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities,

●
Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

●
Having any government agency, administrative agency, or administrative court impose an administrative finding, order, decree, or sanction against them as a result of their involvement in any type of business, securities, or banking activity.

●	Being the subject of a pending administrative proceeding related to their involvement in any type of business, securities, or banking activity.

●	Having any administrative proceeding been threatened against you related to their involvement in any type of business, securities, or banking activity.

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

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Principal Executive Officer, our two most highly compensated executive officers other than our PEO who occupied such position at the end of our latest fiscal year and up to two additional executive officers who would have been included in the table below except for the fact that they were not executive officers at the end of our latest fiscal year, by us, or by any third party where the purpose of a transaction was to furnish compensation, for all services rendered in all capacities to us or our subsidiary for the latest two fiscal years ended December 31, 2011, and December 31, 2010.

Name	Title	Year	Salary	Bonus	Stock awards	Option awards	Non equity incentive plan compensation	Non qualified deferred compensation and all other compensation	Total compensation
Jianfeng Ding	Chairman CEO	2010	200,000	50,000	0	0	0	0	250,000
		2011	350,000						350,000
Yaru Huang	CFO	2010	70,000	10,000	0	0	0	0	80,000
		2011	80,000						80,000
Ying Zhong	Director	2010	70,000	10,000	0	0	0	0	80,000
		2011	80,000						80,000

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

Employment period is three years from December 2006 to December 2009.  Annual salary will be $150,000 starting to pay at January, 2009.  The salaries accrued from December 2006 and December 2008 will be waived by Jianfeng Ding.  Accordingly, there is no salary payment for Jianfeng Ding in 2006, 2007, and 2008, respectively.  The employment was renewed in January 2010 for another three years with annual salary of $200,000 in 2010 and $350,000 in 2011.

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

Employment period was three years from December 2006 to December 2009.  Annual salary will be $60,000 starting to pay at January, 2009. The employment was renewed in January 2010 for another three years with annual salary of $70,000 in 2010 and $80,000 in 2011.

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

Employment period was three years from October 2007 to October 2009.  Annual salary will be $60,000 starting to pay at April 2009.  The salaries accrued from October 2007 to December 2008 will be waived by Ying Zhong.  Accordingly, there is no salary payment for Ying Zhong in 2007, and 2008, respectively. The employment was renewed in January 2010 for another three years with annual salary of $70,000 in 2010 and $80,000 in 2011

Compensation Committee Interlocks and Insider Participation

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END December 31, 2011
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

No option awards, unexercised options, unvested stock awards or equity incentive plan awards were granted to our named executive officers during fiscal year ended at December 31, 2011.

Director Compensation

The following table summarizes the compensation paid to Flurida Group’ directors for the fiscal year ended December 31, 2011:

Name	Fees Earned or Paid in Cash	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Jianfeng Ding	0	0	0	0	0	0
Yaru Huang	0	0	0	0	0	0
Xiaoyong Fu	0	0	0	0	0	0
Ying Zhong	0	0	0	0	0	0

No director was paid in any form of compensation as of December 31, 2011.

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

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown.  The business address of the shareholders is 22 W. Washington St., Suite 1500
Chicago, IL 60602.

Name	Number of Shares of Common stock	Percentage

Jianfeng Ding [1]	13,498,880	34.62%
Yaru Huang [1]	13,498,880	34.62%
Ying Zhong	2,000,000	5.13%
Xiaoyong Fu	750,000	1.92%
All executive officers and directors as a group [4 persons]	32,129,760	77.26%

[1] Owned 13,498,880 shares in the name of Jianfeng Ding and 13,498,880 shares in the name of Yaru Huang, husband and wife.

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 38,990,827 shares of common stock outstanding as of December 31, 2011.

Securities authorized for issuance under equity compensation plans

5,000,000 shares of Common Stock

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

At July 23, 2009, the Company's founders Jianfeng Ding and Yaru Huang transferred total 2,000,000 of their common shares to Chuanyun Mu and Xia Liu as a gift. Therefore, as of December 31, 2011, total 30,129,960 shares were issued to officers and directors.  Please see the table below for details:

Name	Total Shares	Total Amount	Percentage
Fenglan Li	165,000	15,750	0.42%
Fuling Li	115,000	10,750	0.29%
Ying Zhong	2,000,000	200,000	5.13%
Gian Franco Barbieri	102,000	9,700	0.26%
Xiaoyong Fu	750,000	75,000	1.92%
Jianfeng Ding & Yaru Huang	26,997,760	323,998	69.24%
Total	30,129,760	$635,198	77.26%

●	Based on total issued shares as of December 31, 2009: 38,990,827.
●	Total outstanding issued shares as of December 31, 2011: 38,990,827

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

At the year ended December 31, 2010, the Company had ending inventory $1,533,220 that was purchased from Zhong Nan Fu Rui and ChuZhou FuDa.

From the period January 1 to December 31, 2011, Flurida Group, Inc. purchased Motors and parts from Zhong Nan Fu Rui at total cost of $ 9,106,575 for FOB shipping point at Qingdao, China.

Flurida Group, Inc. also purchased Motors, Deflectors, Icemakers, Magnets, Dac boxes, and other related parts from Qingdao Fubida Electronics Co., Ltd. at total cost of $ 946,212 for FOB shipping point at Qingdao, China.

The Company purchased Icemakers and parts from ChuZhou FuDa at total cost of $ 2,100,901 for FOB shipping point at Nanjing, China.

In addition, Flurida Group, Inc. purchased Magnets, Icemakers, Timers and related parts from Shanghai Fulu International Trading Co., Ltd., at total cost of $116,135 for FOB shipping point at Shanghai, China.

To manufacture the related refrigerator appliance parts, Zhong Nan Fu Rui and Qingdao Fubida Electronics Co., needs key parts made in USA, which were purchased through Flurida Group, Inc. in USA.  The costs of purchasing the parts were $ 371,889 in year 2011.

For the fiscal year ended December 31, 2011, the Company had total purchase of $ 12,641,713.

At the periods ended of December 31, 2011, the company had total of 29,106 Icemakers and 535,680 pieces motors inventory at a value $ 1,803,674.

For the period of January 1 to December 31, 2011, the company had freight cost of $ 27,460 and other cost of
$ 1,431.

Therefore, in the fiscal year ended December 31, 2011, the Company incurred a total cost of good sold of
$ 12,400,149.

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

On October 1st, 2011, the Company received $ 33,650 interest receivable from Zhong Nan Fu Rui, and Zhong Nan Fu Rui the loan amount of $ 60,024 to the Company. At the same day, the Company renewed the loan agreement at a amount of $224,602 with its main supplier Zhong Nan Fu Rui Mechanical electronics Co., Ltd at interest rate of 5.00%, term October 1, 2011 to October 1, 2013.

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

Item 14. Principal Accountant Fees and Services

Enterprise CPA was our independent auditors for the fiscal years ended December 31, 2011 and 2009.

The following table shows the fees paid or accrued by us for the audit and other services provided by our auditor for fiscal 2011 and 2010.

	2010	2011

Audit Fees	$27,500	$27,500
Audit-Related Fees
Tax Fees
All Other Fees
Total	$27,500	$27,500

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

Flurida Group, Inc., a Nevada corporation

Title	Name	Date	Signature
Principal Executive Officer	Jianfeng Ding	March 26, 2012	/s/ Jianfeng Ding

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	NAME	TITLE	DATE
/s/ Jianfeng Ding	Jianfeng Ding	Principal Executive Officer and Director	March 26, 2012
/s/ Yaru Hang	Yaru Hang	Principal Financial Officer and Principal Accounting Officer	March 26, 2012
/s/ Xiaoyong Fu	Xiaoyong Fu	Director	March 26, 2012
/s/ Ying Zhong	Ying Zhong	Director	March 26, 2012

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

32.2 *	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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