Form 10-Q
period 2012-03-31
FLURIDA GROUP INC
filed 2012-05-09
CIK 1430960

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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
Yes ☐ No ☒

As of May 8, 2012 there were 38,990,827 shares issued and outstanding of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

FLURIDA GROUP, INC.

Financial Statements
(Unaudited)

As of March 31, 2012 and 2011

FLURIDA GROUP, INC.
CONSOLIDATED BALANCE SHEETS
	March 31	December 31
	2012	2011
ASSETS	( Unaudited)
Current assets:
Cash and cash equivalents	$1,380,868	$741,230
Accounts receivable, net	1,063,270	766,318
Inventory	1,973,218	1,803,674
Total Current Assets	$4,417,356	$3,311,222

Property, plant and equipment, net	$80,344	$77,737

Other assets:
Loan to supplier	$224,602	$224,602
Accrued interest receivable	5,615	2,808
Security deposit	6,264	6,264
Total Other Assets	$236,481	$233,674

TOTAL ASSETS	$4,734,181	$3,622,633
LIABILITIES & EQUITY
Current liabilities:
Account payable	$2,893,614	$1,952,256
Income taxes payable	-	-
Unearned revenue	148,716	10,635
Total current liabilities	$3,042,330	$1,962,891

Stockholders' Equity:
Common stock, $0.001 par value;
200,000,000 shares authorized;
38,990,827 shares issued and outstanding.	$38,991	$38,991

Paid-in capital	1,221,613	1,221,613

Retained earnings	421,872	388,073

Accumulated other comprehensive Income	9,375	11,065

Total stockholders' equity	$1,691,851	$1,659,742

TOTAL LIABILITIES & EQUITY	$4,734,181	$3,622,633

FLURIDA GROUP, INC.
CONSOLIDATED STATEMENT OF OPERATION
	Three Months Ended
	March 31, 2012	March 31, 2011
	Unaudited	Unaudited
Revenues:	$3,342,405	$3,019,787
Cost of Goods Sold	$2,980,597	$2,677,747
Gross Profit	$361,808	$342,040
Operating expenses:
Research and development	7,488	-

Selling, general and administrative expenses	288,347	230,109

Depreciation and amortization expenses	4,911	3,584
Total Operating Expenses	$300,746	$233,693

Operating Income	$61,062	$108,347

Investment income, net	$2,959	$3,861
Interest expense, net	2,222	-
Income before taxes	$61,799	$112,208
Income tax expense	28,000	53,350
Net income	$33,799	$58,858

Net Income per common share-Basics	$0.00	$0.00
Net Income per common share-Diluted	$0.00	$0.00

Other comprehensive Income(Loss), net of tax:
Foreign currency translation adjustments	(1,690)	10,057
Total other comprehensive Income(Loss)	$(1,690)	$10,057
Comprehensive Income (Loss)	$32,109	$68,915

FLURIDA GROUP, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
FOR THE PERIOD ENDED MARCH 31, 2012		(Unaudited)

			Additional		Accumulated Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, December 31, 2009	38,990,827	$38,991	$1,221,613	$(23,633)	$48,979	$1,285,950

Adjustment for Exchange
rate changes					$(43,456)	$(43,456)

Net Income for the year
ended December 31, 2010				$211,205		$211,205
Balance, December 31, 2010	38,990,827	$38,991	$1,221,613	$187,572	$5,523	$1,453,699

Adjustment for Exchange
rate changes					$5,542	$5,542

Net Income for the year
ended December 31, 2011				$200,501		$200,501
Balance, December 31, 2011	38,990,827	$38,991	$1,221,613	$388,073	$11,065	$1,659,742

Adjustment for Exchange
rate changes					$(1,690)	$(1,690)

Net Income for the period
ended March 31, 2012				$33,799		$33,799
Balance, March 31, 2012	38,990,827	$38,991	$1,221,613	$421,872	$9,375	$1,691,851

FLURIDA GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
	Three Months Ended
	March 31, 2012	March 31, 2011
Operating Activities:	Unaudited	Unaudited
Net Income	$33,799	$58,858
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation expense	4,911	3,584
Inventory	(169,544)	132,363
Account receivable	(296,952)	243,000
Accrued interest receivable	(2,807)	(3,782)
Unearned revenue	138,081	-
Increase in income tax payable	-	9,043
Increase in account payable	941,358	(740,398)
Net cash provided by operating activities	$648,846	$(297,332)
Investing Activities:
Purchase Property	(7,518)	(21,472)
Net cash provided by investing activities	$(7,518)	$(21,472)
Financing Activities:
Proceeds from issuance of common stock	-	-
Proceeds from loan from shareholders	-	-
Net cash provided by financing activities	$-	$-
Effect of Exchange Rate on Cash	$(1,690)	$10,057
Net increase (decrease) in cash and cash equivalents	$639,638	$(308,747)
Cash and cash equivalents at beginning of the period	$741,230	$992,825
Cash and cash equivalents at end of the period	$1,380,868	$684,078

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

For the period of January to March 31, 2012, the Company purchased $ 7,518 Furniture and equipments.

As of March 31, 2012, the company has furniture, Computer and data processing equipments, and equipments at a purchase cost of $ 101,610, and $ 21,266 of accumulated depreciation expense was recorded.

Account Receivable

As of March 31, 2012, the company had a total of $ 1,063,270 account receivable from it major customers. Detail showed as below.

3/31/2012
Chuzhou FuDa	$38,539
Electrolux- Australia	$321,883
Electrolux-Anderson-US	$124,162
Electrolux-Mexico	$41,425
Electrolux-Major Appliance	$31,845
Electrolux - Sweden	$3,319
Electrolux Italy	$118,105
Electrolux Hungary	$219,952
General Electric Company	$46,976
Master Precision Global LLC(MPG)	$41,520
New Allied Electronics	$596
Shamrock	$7,800
Stanco Metal Products Inc	$63,625
ZhongNanFuRui	$3,522
TOTAL Account Receivable	$1,063,270

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accrued Interest Receivable

In October 1, 2011, the company entered a loan agreement of $224,602 with its main supplier Zhong Nan Fu Rui Mechanical electronics Co., Ltd at interest rate of 5.00%, term October 1, 2011 to October 1, 2013.  As of March 31, 2012, total of $ 5,615 accrued interest receivable with interest rate at 5.00% was incurred.

Account Payable

The Company incurred accounts payable including professional fees, purchases, payroll and payroll tax liability, and other service fee payables.

As of March 31, 2012, the company had a total of $ 2,893,614 account payable, which was included $ 110,551 for Zhong Nan Fu Rui, $ 2,500,526 for Chu Zhou Fu Da, $ 111,417 for Qiongdao Fu Bi Da, $ 32,625 for Shang Hai Fu Lu International Trading, and $ 35,226 for US suppliers, $ 68,502 for salary and payroll tax payable, and $ 34,767 for all other account payable.

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

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Tax Payable

For the period of January 1 to March 31, 2012 and 2011, the Company incurred income tax expense of $ 28,000 and $ 53,350 respectively.  As of March 31, 2012, the income taxes payable of the Company was $ 0.

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

As of March 31, 2012, the company had total of 22,134 Icemakers and 639,575 pieces motors ending inventory at a value $ 1,973,218.

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

For the fiscal quarter ended March 31, 2012, the Company had total net revenue of $ 3,342,405.

For the period January1 to March 31, 2012, the Company sold icemakers and motors to, Electrolux USA, located at Charlotte NC for sales of $ 2,326,650. The motors were manufactured and supplied by Zhong Nan Fu Rui; all the motors were shipped out at FOB shipping point Qingdao, China.  And the icemakers were manufactured and supplied by ChuZhou FuDa Mechanical & Electronics Co., Ltd; all the icemakers were shipped out at FOB shipping point Nanjing, China.

The company also sold motors, to Stanco Metal Products for $ 77,259; the motors were manufactured and supplied by Zhong Nan Fu Rui, and all of those parts were shipped out at FOB shipping point at Qingdao, China.

The Company also sold Motors to Electrolux –ST. Cloud for $ 5,470. The motors were manufactured and supplied by Zhong Nan Fu Rui. and shipped out at FOB shipping point at Qingdao, China.

For the three months ended March 31, 2012, the Company sold icemakers, components, and tooling service to Electrolux –Australia for $ 366,421. The icemakers were manufactured and supplied by Chu Zhou Fu Da Mechanical & Electronics; all the icemakers were shipped out at FOB shipping point Nanjing, China.

The Company sold DAC Boxes, Deflector, push buttons, Magnets, Motors and other related parts to Electrolux –Italy for total $ 118,105. The DAC Boxes, Magnets, Motors and other related parts were manufactured and supplied by Zhong Nan Fu Rui, and Qingdao Fu Bi Da; all the DAC Boxes magnets, and motors were shipped out at FOB shipping point Qingdao, China.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenues Recognition (Continued)

The Company also sold DAC Boxes, Magnets, Motors, and other related parts to Electrolux – Hungry for total $252.430. The DAC Boxes, magnets and Motors were manufactured and supplied by Zhong Nan Fu Rui, and Qingdao Fu Bi Da respectively; all the DAC Boxes magnet, and motors were shipped out at FOB shipping point Qingdao, China.

The Company also sold DAC Boxes to Electrolux –Sweden for $ 3,319. The DAC Box were manufactured and supplied by Qingdao Fu Bi Da; all the DAC Boxes were shipped out at FOB shipping point Qingdao, China.

The company sold Motors, icemakers, and some related refrigerator appliance parts to North Carolina Electrolux Major Appliances, Inc for $53,634. The parts were manufactured and supplied by Zhong Nan Fu Rui, and were shipped out at FOB shipping point at Qingdao, China.

The company sold thermostats and icemakers to an US company, Exact Replacement Parts for $ 31,800. The parts were manufactured and supplied by Zhong Nan Fu Rui, and were shipped out at FOB shipping point at Qingdao, China.

For the period of January to March 31, 2012, the Company sold thermostats and other related key parts for icemakers and motors, to Zhong Nan Fu Rui and ChuZhouFuDa. The parts were used for the icemakers and motors. Flurida Group purchased the parts from Wako Electronics, Inc., an US Company located at Louisville, KY 40299.  Flurida Group also sold Rocker Switch, the key parts for icemakers, to Zhong Nan Fu Rui and ChuZhouFuDa.  The parts, Rocker Switch, were used for the icemakers .The Company purchased the parts, Rocker Switch, from CW Industries, an US Company located at Southampton, PA; and also Flurida Group purchased some other related key parts from corporate America, and then sold to Zhong Nan Fu Rui and ChuZhouFuDa. Flurida Group, Inc. adds averaged 5% - 10% margin based on the cost of purchase, then sold to them, so, $ 2,880 and $ 38,539 were sold and invoiced to Zhong Nan Fu Rui and ChuZhouFuDa respectively in the fiscal quarter of 2012.

The company also sold parts and other related services to General Electric Company for $ 29,293.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenues Recognition (Continued)

The company sold icemakers to an US company, Domestic LLC for $ 34,113. And the icemakers were manufactured and supplied by ChuZhou FuDa Mechanical & Electronics Co., Ltd; all the icemakers were shipped out at FOB shipping point Nanjing, China.

The Company also had components and other tooling and service income of $ 20,596 from corporate America.

In summary, for the period of January 1 to March 31, 2012, the Company incurred the total gross sales of $ 3,360,509. And the Company had sales discount and return of $ 18,104, so, a total of $ 3,342,405 net sales were recorded. The cost of goods sold is discussed in details in Note C, Related Party Transactions.

Operating Expense

Operating Expenses includes research and development expense, all selling, general and administrative expenses, and depreciation expenses for Flurida Group Inc.  For the fiscal quarter ended March 31, 2012 and 2011, the Company had total operating expenses of $300,746 and $ 233,693 respectively, which include the research and development expense of $ 7,488 and $ 0, and depreciation expenses of $ 4,911 and $ 3,584, and selling, general and administrative expense of $ 288,347 and $ 230,109. Detail was showed on Exhibit A.

Payroll Expense

Started from January 2012, Flurida Group stayed the salaries amount of officers Jianfeng Ding, Yaru Huang, and Ying Zhong for $350,000, $80,000, $ 80,000. The Social Security tax and Medicare tax were paid by both employer and employees in USA; employees also withheld portion of Federal and State tax calculate by each individual’s status. All of the tax was submitted to Internal Revenue Service and local government at a semiweekly basis.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Payroll Expense (Continue)

The total payroll expenses for the fiscal quarter ended March 31, 2012 and 2011 were listed as follows:

	Three Months Ended
	March 31, 2012	March 31, 2011
Payroll Expense - ER
Federal Unemployment Tax	392.00	-
State Unemployment Tax	1,532.75	1,057.85
US Medicare Tax - ER	2,684.57	1,960.52
US Social Security Tax -ER	11,478.82	8,382.93
Payroll Expense - ER - Other	279.08	-
Total Payroll Expense - ER	16,367.22	11,401.30
Payroll Expenses - EE
Federal Tax Withholding	31,723.89	22,737.94
State Tax Withholding	11,578.29	8,518.71
US Medicare Tax -EE	2,684.57	1,960.52
US Net Salaries paymnet - EE	131,541.49	96,248.64
US Social Security Tax - EE	7,775.98	5,678.75
Total Payroll Expenses - EE	185,304.22	135,144.56

Total Payroll Expenses	201,671.44	146,545.86

Professional Fee

Professional fees are consist of accounting and auditing fee, legal fee, commission and consulting expenses, SEC filling fee, and other professional expenses. The total professional fees were $ 5,804 and $12,856 for the fiscal quarter ended March 31, 2012 and 2011 respectively.

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

NOTE C – RELATED PARTY TRANSACTIONS

As of March 31, 2012, total 29,277,760 shares were issued to officers and directors.  Please see the table below for details:

Name	Total Shares	Total Amount	Percentage
Fenglan Li	165,000	15,750	0.42%
Fuling Li	115,000	10,750	0.29%
Ying Zhong	2,000,000	200,000	5.13%
Jianfeng Ding & Yaru
Huang	26,997,760	323,998	69.24%
Total	29,277,760	$550,498	75.08%

• Based on total issued shares as of December 31, 2009: 38,990,827. • Total outstanding issued shares as of March 31, 2012: 38,990,827

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

At the year ended December 31, 2011, the Company had ending inventory $1,803,674 that was purchased from Zhong Nan Fu Rui and ChuZhou FuDa.

From the period January 1 to March 31, 2012, Flurida Group, Inc. purchased Motors and parts from Zhong Nan Fu Rui at total cost of $ 139,980 for FOB shipping point at Qingdao, China.

Flurida Group, Inc. also purchased Motors, Deflectors, Icemakers, Magnets, Dac boxes, and other related parts from Qingdao Fubida Electronics Co., Ltd. at total cost of $ 112,607 for FOB shipping point at Qingdao, China.

The Company purchased Icemakers and parts from ChuZhou FuDa at total cost of $ 2,798,350 for FOB shipping point at Nanjing, China.

In addition, Flurida Group, Inc. purchased Magnets, Icemakers, Timers and related parts from Shanghai Fulu International Trading Co., Ltd., at total cost of $16,210 for FOB shipping point at Shanghai, China.

To manufacture the related refrigerator appliance parts, Zhong Nan Fu Rui and Chu Zhou Fu Da., needs key parts made in USA, which were purchased through Flurida Group, Inc. in USA.  The costs of purchasing the parts were $ 79,463 in the fiscal quarter 2012.

For the fiscal quarter ended March 31, 2012, the Company had total purchase of $ 3,146,610.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – RELATED PARTY TRANSACTIONS (Continued)

Cost of Goods Sold (Continued)

At the periods ended March 31, 2012, the company had total of 22,134 Icemakers and 639,575 pieces motors ending inventory at a value $ 1,973,218.

For the period of January 1 to March 31, 2012, the company had freight cost and other related cost of $ 3531.

Therefore, in the fiscal quarter ended March 31, 2012, the Company incurred a total cost of good sold of $ 2,980,597.

Loan to Supplier

At October 1st 2011, Flurida Group, Inc entered into a loan agreement of $224,602 with the company’s primary supplier, Zhong Nan Fu Rui. The outstanding balance bears interest at 5.00%, pursuant to a written agreement, for the term from October 1st 2011 to October 1st 2013.

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

Therefore, as of March 31, 2012 total shares issued and outstanding are 38,990,827.

NOTE E – GOING CONCERN

The Company’s operating history and financial resources may raise doubt about its ability to continue as a going concern.  The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations.  In the fiscal quarter ended March 31, 2012, the Company generated sales revenue of $ 3,342,405.  The Company’s most concentrated customer is Electrolux located in various countries.  If Electrolux discontinue the purchase which may be very unlikely in near future, the Company may face the ability to continue as a going concern.  However, due to the close relationship between the Company and it’s suppliers, Zhong Nan Fu Rui and Qingdao Fubida Electronics Co., which are 100% owned by the founder, Jianfeng Ding.  Zhong Nan Fu Rui and Qingdao Fubida Electronics Co.’s current customers can be served by the Company for the same quality of products and services.  Besides, as of March 31, 2012, the cash and cash equivalent balance was $ 1,380,868, the management believes that the revenues will be generated and its cash flows will be maintained to cover its operational costs and the risk of going concern in long term is significantly low.

Exhibit A

	Three Months Ended	Three Months Ended
	March 31, 2012	March 31, 2011
Operating expenses
Administration Expense	550	1,507
Bank Service Charges	766	594
Certification	28,106	20,858
Computer and Internet Expenses	593	232
Depreciation Expenses	4,911	3,584
Fuel charge	305	481
Gift and Promotion	1,577	-
Meals and Entertainment	2,985	8,184
Office Supplies	1,761	6,882
Parking Fee	12	192
Payroll Expense - ER	16,367	11,401
Payroll Expenses - EE	185,304	135,145
Postage and Shipping	2,260	499
Professional Fees
Auditing Factory	2,170	2,463
Commission and Consulting Fee	-	10,168
Legal Fee	3,279
Transfer Agent Service	355	225
Total Professional Fees	5,804	12,856
Rent Expense	12,932	8,877
Repair and Maintenance	750	-
Research and Development Expense	7,488	-
Service Cost	220	1,236
Telephone Expense	2,081	2,228
Travel Expense
Airfare	15,194	10,724
Car Rental	530	1,572
Hotel Expense	9,683	5,210
Local Transportation	-	317
Travel Expense - Other	-	590
Total Travel Expense	25,406	18,413
Utilities	567	524
Total Operating Expense	300,746	233,693

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

●
Automatic Refrigerator Build-in Icemaker: The automatic refrigerator build-in icemaker is designed for household refrigeration products, such as refrigerator, under-counter refrigerator, freezer to make the ice cubes automatically.

●
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

●
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

Results of Operations

For the fiscal quarters ended March 31, 2012 vs. March 31, 2011.

Revenue

For the fiscal quarter ended March 31, 2012 and 2011, the Company had total revenues of $ 3,342,405 and $ 3,019,787 respectively.  This is an increase of 11%.

For the period January1 to March 31, 2012, the Company sold icemakers and motors to, Electrolux USA, located at Charlotte NC for sales of $ 2,326,650. The motors were manufactured and supplied by Zhong Nan Fu Rui; all the motors were shipped out at FOB shipping point Qingdao, China.  And the icemakers were manufactured and supplied by ChuZhou FuDa Mechanical & Electronics Co., Ltd; all the icemakers were shipped out at FOB shipping point Nanjing, China.

The company also sold motors, to Stanco Metal Products for $ 77,259; the motors were manufactured and supplied by Zhong Nan Fu Rui, and all of those parts were shipped out at FOB shipping point at Qingdao, China.

The Company also sold Motors to Electrolux –ST. Cloud for $ 5,470. The motors were manufactured and supplied by Zhong Nan Fu Rui and shipped out at FOB shipping point at Qingdao, China.

For the three months ended March 31, 2012, the Company sold icemakers, components, and tooling service to Electrolux –Australia for $ 366,421. The icemakers were manufactured and supplied by Chu Zhou Fu Da Mechanical & Electronics; all the icemakers were shipped out at FOB shipping point Nanjing, China.

The Company sold DAC Boxes, Deflector, push buttons, Magnets, Motors and other related parts to Electrolux –Italy for total $ 118,105. The DAC Boxes, Magnets, Motors and other related parts were manufactured and supplied by Zhong Nan Fu Rui, and Qingdao Fu Bi Da; all the DAC Boxes magnets, and motors were shipped out at FOB shipping point Qingdao, China.

The Company also sold DAC Boxes, Magnets, Motors, and other related parts to Electrolux – Hungry for total $252.430. The DAC Boxes, magnets and Motors were manufactured and supplied by Zhong Nan Fu Rui, and Qingdao Fu Bi Da respectively; all the DAC Boxes magnet, and motors were shipped out at FOB shipping point Qingdao, China.

The Company also sold DAC Boxes to Electrolux –Sweden for $ 3,319. The DAC Box were manufactured and supplied by Qingdao Fu Bi Da; all the DAC Boxes were shipped out at FOB shipping point Qingdao, China.

The company sold Motors, icemakers, and some related refrigerator appliance parts to North Carolina Electrolux Major Appliances, Inc for $53,634. The parts were manufactured and supplied by Zhong Nan Fu Rui, and were shipped out at FOB shipping point at Qingdao, China.

The company sold thermostats and icemakers to an US company, Exact Replacement Parts for $ 31,800. The parts were manufactured and supplied by Zhong Nan Fu Rui, and were shipped out at FOB shipping point at Qingdao, China.

For the period of January to March 31, 2012, the Company sold thermostats and other related key parts for icemakers and motors, to Zhong Nan Fu Rui and ChuZhouFuDa. The parts were used for the icemakers and motors. Flurida Group purchased the parts from Wako Electronics, Inc., an US Company located at Louisville, KY 40299.  Flurida Group also sold Rocker Switch, the key parts for icemakers, to Zhong Nan Fu Rui and ChuZhouFuDa.  The parts, Rocker Switch, were used for the icemakers .The Company purchased the parts, Rocker Switch, from CW Industries, an US Company located at Southampton, PA; and also Flurida Group purchased some other related key parts from corporate America, and then sold to Zhong Nan Fu Rui and ChuZhouFuDa. Flurida Group, Inc. adds averaged 5% - 10% margin based on the cost of purchase, then sold to them, so, $ 2,880 and $ 38,539 were sold and invoiced to Zhong Nan Fu Rui and ChuZhouFuDa respectively in the fiscal quarter of 2012.

The company also sold parts and other related services to General Electric Company for $ 29,293.

The company sold icemakers to an US company, Domestic LLC for $ 34,113. And the icemakers were manufactured and supplied by ChuZhou FuDa Mechanical & Electronics Co., Ltd; all the icemakers were shipped out at FOB shipping point Nanjing, China.

The Company also had components and other tooling and service income of $ 20,596 from corporate America.

In summary, for the period of January 1 to March 31, 2012, the Company incurred the total gross sales of $ 3,360,509. And the Company had sales discount and return of $ 18,104, so, a total of $ 3,342,405 revenues were recorded.

Cost of Revenue

Our Costs of Goods Sold, as we expected increased slightly due to increasing Chinese Yuan’s currency exchange rate, labor costs, and raw materials.  We anticipate this trend to continue and may adjust our unit price upward to reduce the impact of rising costs.

For the fiscal quarter ended March 31, 2012, the Company incurred a total cost of goods sold of $ 2,980,597 compared to $ 2,677,747 for the three months period ended March 31, 2011.  This is an increase of 11%.  The reasons for this increase are primarily due to the sales increases.

From the period January 1 to March 31, 2012, Flurida Group, Inc. purchased Motors and parts from Zhong Nan Fu Rui at total cost of $ 139,980 for FOB shipping point at Qingdao, China.

Flurida Group, Inc. also purchased Motors, Deflectors, Icemakers, Magnets, Dac boxes, and other related parts from Qingdao Fubida Electronics Co., Ltd. at total cost of $ 112,607 for FOB shipping point at Qingdao, China.

The Company purchased Icemakers and parts from ChuZhou FuDa at total cost of $ 2,798,350 for FOB shipping point at Nanjing, China.

In addition, Flurida Group, Inc. purchased Magnets, Icemakers, Timers and related parts from Shanghai Fulu International Trading Co., Ltd., at total cost of $16,210 for FOB shipping point at Shanghai, China.

To manufacture the related refrigerator appliance parts, Zhong Nan Fu Rui and Chu Zhou Fu Da., needs key parts made in USA, which were purchased through Flurida Group, Inc. in USA.  The costs of purchasing the parts were $ 79,463 in the fiscal quarter 2012.

For the period of January 1 to March 31, 2012, the Company had total purchase of $ 3,146,610.

For the period of January 1 to March 31, 2012, the company had freight cost and other related cost of $ 3531.

At the year ended December 31, 2011, the Company had ending inventory $1,803,674 that was purchased from Zhong Nan Fu Rui and ChuZhou FuDa.

At the periods ended March 31, 2012, the company had total of 22,134 pieces Icemakers and 639,575 pieces motors ending inventory at a value $ 1,973,218.

Therefore, at the fiscal quarter ended March 31, 2012, the Company incurred a total cost of good sold of $ 2,980,597.

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

Expense

Our operating Expenses include research and development expense, all selling, general and administrative expenses, and depreciation expenses.

	Three Months Ended	Three Months Ended
	March 31, 2012	March 31, 2011
Operating expenses
Administration Expense	550	1,507
Bank Service Charges	766	594
Certification	28,106	20,858
Computer and Internet Expenses	593	232
Depreciation Expenses	4,911	3,584
Fuel charge	305	481
Gift and Promotion	1,577	-
Meals and Entertainment	2,985	8,184
Office Supplies	1,761	6,882
Parking Fee	12	192
Payroll Expense - ER	16,367	11,401
Payroll Expenses - EE	185,304	135,145
Postage and Shipping	2,260	499
Professional Fees
Auditing Factory	2,170	2,463
Commission and Consulting Fee	-	10,168
Legal Fee	3,279
Transfer Agent Service	355	225
Total Professional Fees	5,804	12,856
Rent Expense	12,932	8,877
Repair and Maintenance	750	-
Research and Development Expense	7,488	-
Service Cost	220	1,236
Telephone Expense	2,081	2,228
Travel Expense
Airfare	15,194	10,724
Car Rental	530	1,572
Hotel Expense	9,683	5,210
Local Transportation	-	317
Travel Expense - Other	-	590
Total Travel Expense	25,406	18,413
Utilities	567	524
Total Operating Expense	300,746	233,693

Started from January l, 2011, Flurida Group’s salaries amount of officers Jianfeng Ding, Yaru Huang, and Ying Zhong were $350,000, $80,000, $ 80,000, respectively. The Social Security tax and Medicare tax were paid by both employer and employees in USA; employees also withheld portion of Federal and State tax calculate by each individual’s status. All of the tax was submitted to Internal Revenue Service and local government at a semiweekly basis. And Flurida Group USA hired employees to taking care of the office, research and development, and marketing activities, therefore, the Company incurred a total payroll expense of $201,671 for the quarter end March 31, 2012.  For maintaining and operating the business, the Company expensed a total of $ 5,804 professional fee, which was included the accounting fee, commission and consulting fee for enlarge sales volume, and other professional expenses. In order to increasing the sales in Europe and North America, the Company expensed $ 28,106 certification fees on the products we sold or exported. Due to the raise of sale volume and customers, the Company had travel expenses of $ 25,406; and the Company incurred $ 7,488 research and development expenses for the fiscal quarter ended March 31, 2012.

We expect selling, general, and administrative expenses to increase in future periods as we initiate a number of marketing and promotional activities.

Income Taxes

We are subject to income taxes in the U.S., while the subsidiary in Italy is subject to the income tax laws of Italy. We incurred income tax expense of $ 28,000 and 53,350 for the quarter ended March 31, 2012 and 2011 respectively. As of March 31, 2012, the company had income taxes payable of $ 0.

Net Income

For the reasons set forth above, we had a net income of $ 33,799 and $ 58,858 for the three months period ended March 31, 2012 and 2011 respectively.

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

Liquidity and Capital Resources

	At March 31	At March 31	At December 31
	2012	2011	2011

Current Ratio*	1.56	1.51	1.85
Cash	$1,380,868	$684,078	$741,230
Working Capital**	$1,375,026	$1,141,611	$1,348,331
Total Assets	$4,734,181	$4,505,577	$3,622,633
Total Liabilities	$3,042,330	$2,982,963	$1,962,891

Total Equity	$1,691,851	$1,526,829	$1,659,742

Total Debt/Equity***	1.80	1.95	1.18

*Curent Ratio = Current Assets /Current Liabilities

**Working Capital = Current Assets - Current Liabilities

*** Total Debt / Equity = Total Liabilities / Total Shareholders Equity.

The Company’s overall working capital was increased to $1,375,026 in the period ended March 31, 2012 from $1,141,611 in the period ended March 31, 2011, due to the increase of the cash balance and inventory.

Currently the Company has a sales agreement with Electrolux, such agreement require the Company to supply the motors, ice makers, and other parts based on Electrolux’s needs.  The management projected that the needs for our Company’s products shall be stable with slight increase worldwide.  However, due to the consignment arrangement with Electrolux, the Company would keep certain level of consignment inventory to meet the Electrolux’s requirements.  In addition, due to the consignment terms with Electrolux, the sales would be recognized when the Electrolux withdraw the products or the consignment inventory at Electrolux’s warehouse for 60 days.  In our due course of business dealing with Electrolux’s consignment sales, all the sales incurred in the period January to March 2012 were for the products withdrew before the 75 days terms, i.e., the products might be considered as sales automatically based on the consignment terms.  After the products withdrew by Electrolux, the Company may receive the payment in 7 days with discount through DB Supplier Finance.

 Our activities for generating cash flows were operating activities in 2012 and 2011. There were no financing activities incurred for the fiscal quarter ended March 31, 2012, and 2011. The management will continue to improve our current business on marketing, customer services and general administrative activities effectiveness, also we focus on develop our new products such as electronic ice maker; high efficiency; and LED products.

The Company had cash and cash equivalents of $ 1,380,868 at March 31, 2012 and $ 1,375,026 of working capital, and cash and cash equivalents of $ 684,078 at March 31, 2011 and $ 1,141,611 of working capital.

The total debt of $ 3,042,330 for March 31, 2012 included account payable of $ 110,551 for Zhong Nan Fu Rui, $ 2,500,526 for Chu Zhou Fu Da, $ 111,417 for Qiongdao Fu Bi Da, $ 32,625 for Shang Hai Fu Lu International Trading, and $ 35,226 for US suppliers, $ 68,502 for salary and payroll tax payable, $ 34,767 for all other account payable, and $ 148,716 unearned revenue.

The total debt of $ 2,982,963 for March 31, 2011 that is included the amount of $ 2,892,249 accounts payable, $ 88,350 income tax payable, and $ 2,364 unearned revenue.

The Company’s operating history and financial resources may raise doubt about its ability to continue as a going concern.  If the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations.  In the fiscal quarter ended March 31, 2012, the Company generated sales revenue of $ 3,342,405.  The Company’s most concentrated customer is Electrolux located in various countries.  If Electrolux discontinue the purchase which management believes is unlikely in near future, the Company may face the ability to continue as a going concern.  However, due to the close relationship between the Company and its suppliers, Zhong Nan Fu Rui and Qingdao Fubida Electronics Co., which are 100% owned by the founder, Jianfeng Ding, Zhong Nan Fu Rui and Qingdao Fubida Electronics Co.’s current customers can be served by the Company for the same quality of products and services.  Besides, as of March 31, 2012, the cash and cash equivalent balance was $ 1,380,868, the management believes that the revenues will be generated and its cash flows will be maintained to cover its operational costs and the risk of going concern in long term is significantly low.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at March 31, 2012 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at March 31, 2012, our disclosure controls and procedures are not effective.

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

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

 (a)                 Unregistered Sales of Equity Securities.

The Registrant did not sell any unregistered securities during the three months ended March 31, 2012.

(b)                 Use of Proceeds.

The Registrant did not sell any unregistered securities during the three months ended March 31, 2012.

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

Flurida Group, Inc., a Nevada corporation

Title	Name	Date	Signature
Principal Executive Officer	Jianfeng Ding	May 9, 2012	/s/ Jianfeng Ding

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE
/s/ Jianfeng Ding	Jianfeng Ding	Principal Executive Officer and Director	May 9, 2012
/s/ Yaru Hang	Yaru Hang	Principal Financial Officer and Principal Accounting Officer	May 9, 2012

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

32.2 *	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002
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