Form 10-Q
period 2012-06-30
FLURIDA GROUP INC
filed 2012-08-08
CIK 1430960

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______ to _______

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

As of August 1, 2012 there were 38,990,827 shares issued and outstanding of the registrant’s common stock.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

FLURIDA GROUP, INC.

Financial Statements
(Unaudited)
As of June 30, 2012 and 2011

FLURIDA GROUP, INC.
CONSOLIDATED BALANCE SHEETS
	June 30	December 31
	2012	2011
ASSETS	( Unaudited)
Current assets:
Cash and cash equivalents	$2,434,883	$741,230
Accounts receivable, net	1,486,658	766,318
Inventory	2,451,503	1,803,674
Total Current Assets	$6,373,044	$3,311,222

Property, plant and equipment, net	$83,015	$77,737

Other assets:
Loan to supplier	$224,602	$224,602
Accrued interest receivable	8,422	2,808
Security deposit	6,264	6,264
Total Other Assets	$239,288	$233,674

TOTAL ASSETS	$6,695,347	$3,622,633

LIABILITIES & EQUITY

Current liabilities:
Account payable	$4,857,378	$1,952,256
Income taxes payable	-	-
Unearned revenue	138,928	10,635
Total current liabilities	$4,996,306	$1,962,891

Stockholders' Equity:
Common stock, $0.001 par value;
200,000,000 shares authorized;
38,990,827 shares issued and outstanding.	$38,991	$38,991

Paid-in capital	1,221,613	1,221,613

Retained earnings	431,496	388,073

Accumulated other comprehensive Income	6,941	11,065

Total stockholders' equity	$1,699,041	$1,659,742

TOTAL LIABILITIES & EQUITY	$6,695,347	$3,622,633

FLURIDA GROUP, INC.
CONSOLIDATED STATEMENT OF OPERATION
	Six Months Ended		Three Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	Unaudited	Unaudited	Unaudited	Unaudited
Revenues:	$7,587,236	$7,022,186	$4,246,446	$4,002,399
Cost of Goods Sold	$6,862,647	$6,384,261	$3,876,964	$3,706,514
Gross Profit	$724,589	$637,925	$369,482	$295,885
Operating expenses:
Research and development	14,971	-	7,482	-

Selling, general and administrative expenses	595,790	502,984	307,444	272,876

Depreciation and amortization expenses	10,023	8,252	5,112	4,668
Total Operating Expenses	$620,784	$511,236	$320,038	$277,544

Operating Income	$103,805	$126,689	$49,444	$18,341

Investment income, net	$6,273	$7,825	$3,314	$3,964
Interest expense, net	2,222	-	-	-
Income before taxes	$107,856	$134,514	$52,758	$22,305
Income tax expense	64,433	66,150	36,433	12,800
Net income	$43,423	$68,364	$16,325	$9,505

Net Income per common share-Basics	$0.00	$0.00	$0.00	$0.00
Net Income per common share-Diluted	$0.00	$0.00	$0.00	$0.00

Other comprehensive Income(Loss), net of tax:
Foreign currency translation adjustments	(4,124)	16,997	(2,434)	6,940
Total other comprehensive Income(Loss)	$(4,124)	$16,997	$(2,434)	$6,940
Comprehensive Income (Loss)	$39,299	$85,361	$13,891	$16,445

FLURIDA GROUP, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
FOR THE PERIOD ENDED JUNE 30, 2012 (Unaudited)

			Additional		Accumulated Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, December 31, 2009	38,990,827	$38,991	$1,221,613	$(23,633)	$48,979	$1,285,950

Adjustment for Exchange
rate changes					$(43,456)	$(43,456)

Net Income for the year
ended December 31, 2010				$211,205		$211,205
Balance, December 31, 2010	38,990,827	$38,991	$1,221,613	$187,572	$5,523	$1,453,699

Adjustment for Exchange
rate changes					$5,542	$5,542

Net Income for the year
ended December 31, 2011				$200,501		$200,501
Balance, December 31, 2011	38,990,827	$38,991	$1,221,613	$388,073	$11,065	$1,659,742

Adjustment for Exchange
rate changes					$(4,124)	$(4,124)

Net Income for the period
ended JUNE 30, 2012				$43,423		$43,423
Balance, JUNE 30, 2012	38,990,827	$38,991	$1,221,613	$431,496	$6,941	$1,699,041

FLURIDA GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
	Six Months Ended		Three Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Operating Activities:	Unaudited	Unaudited	Unaudited	Unaudited
Net Income	$43,423	$68,364	$16,325	$9,505
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation expense	10,023	8,252	5,112	4,668
Inventory	(647,828)	(90,322)	(478,285)	(222,685)
Account receivable	(720,340)	(437,618)	(425,003)	(680,619)
Accrued interest receivable	(5,615)	(7,564)	(2,808)	(3,782)
Unearned revenue	128,293	(2,364)	(9,788)	(2,364)
Increase in income tax payable	-	(56,648)	-	(65,691)
Increase in account payable	2,905,122	(123,496)	1,958,679	616,903
Net cash provided by operating activities	$1,713,078	$(641,396)	$1,064,232	$(344,065)
Investing Activities:
Purchase Property	(15,302)	(27,671)	(7,783)	(6,198)
Net cash provided by investing activities	$(15,302)	$(27,671)	$(7,783)	$(6,198)
Financing Activities:
Proceeds from issuance of common stock	-	-	-	-
Proceeds from loan from shareholders	-	-	-	-
Net cash provided by financing activities	$-	$-	$-	$-
Effect of Exchange Rate on Cash	$(4,124)	$16,997	$(2,434)	$6,940
Net increase (decrease) in cash and cash equivalents	$1,693,652	$(652,070)	$1,054,015	$(343,323)
Cash and cash equivalents at beginning of the period	$741,231	$992,825	$1,380,868	$684,078
Cash and cash equivalents at end of the period	$2,434,883	$340,755	$2,434,883	$340,755

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

For the period of January to March 31, 2012, the Company purchased $ 7,518 Furniture and equipments. For the period of April to June 30, 2012, the Company purchased $ 4,031 Furniture and equipments, and $ 3,752 electronic data processing equipments.

As of June 30, 2012, the company has furniture, Computer and data processing equipments, and equipments at a purchase cost of $ 109,393, and $ 26,378 of accumulated depreciation expense was recorded.

Account Receivable

As of June 30, 2012, the company had a total of $ 1,486,658 account receivable from it major customers. Detail showed as below.

6/30/2012
Chuzhou FuDa	$133,909
Electrolux- Australia	$241,173
Electrolux-Anderson-US	$127,266
Electrolux-Mexico	$26,135
Electrolux Do Brasil	$107,002
Electrolux-Major Appliance	$68,943
Electrolux - Sweden	$12,480
Electrolux Italy	$160,617
Electrolux Hungary	$520,524
General Electric Company	$46,976
Master Precidion Global LLC(MPG)	$16,081
New Allied Electronics	$596
Shamrock	$7,800
Stanco Metal Products Inc	$13,634
ZhongNanFuRui	$3,522
TOTAL AR	$1,486,658

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accrued Interest Receivable

In October 1, 2011, the company entered a loan agreement of $224,602 with its main supplier Zhong Nan Fu Rui Mechanical electronics Co., Ltd at interest rate of 5.00%, term October 1, 2011 to October 1, 2013. As of June 30, 2012, total of $ 8,422 accrued interest receivable with interest rate at 5.00% was incurred.

Account Payable

The Company incurred accounts payable including professional fees, purchases, payroll and payroll tax liability, and other service fee payables.

As of June 30, 2012, the company had a total of $ 4,857,378 account payable, which was included $ 53,617 for Zhong Nan Fu Rui, $ 4,485,202 for Chu Zhou Fu Da, $ 100,006 for Qiongdao Fu Bi Da, $ 32,625 for Shang Hai Fu Lu International Trading, and $ 95,771 for US suppliers, $ 59,868 for salary and payroll tax payable, and $ 30,289 for all other account payable.

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

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Tax Payable

For the period of January 1 to June 30, 2012 and 2011, the Company incurred income tax expense of $ 64,433 and $ 66,150 respectively. As of June 30, 2012, the income taxes payable of the Company was $ 0.

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

At June 30, 2012, the company had 24,154 Icemakers and 784,078 pieces motors ending inventory at a value $ 2,416,182; and had inventory of $ 35,321 thermostats and other related key parts for icemakers and motors that purchased from US supplier.

Therefore, as of June 30, 2012, the Company had total ending inventory of $ 2,451,503

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

For the fiscal quarter ended June 30, 2012, the Company had total net revenue of $ 4,246,446.

For the period April1 to June 30, 2012, the Company sold icemakers and motors to, Electrolux USA, located at Charlotte NC for sales of $ 2,983,268. The motors were manufactured and supplied by Zhong Nan Fu Rui; all the motors were shipped out at FOB shipping point Qingdao, China. And the icemakers were manufactured and supplied by ChuZhou FuDa Mechanical & Electronics Co., Ltd; all the icemakers were shipped out at FOB shipping point Nanjing, China.

The company also sold motors, to Stanco Metal Products for $ 13,634; the motors were manufactured and supplied by Zhong Nan Fu Rui, and all of those parts were shipped out at FOB shipping point at Qingdao, China.

The Company also sold Motors to Electrolux –ST. Cloud for $ 11,404 in the period of April to June 30, 2012. The motors were manufactured and supplied by Zhong Nan Fu Rui. and shipped out at FOB shipping point at Qingdao, China.

For the three months ended June 30, 2012, the Company sold icemakers, components, and tooling service to Electrolux –Australia for $ 229,167. The icemakers were manufactured and supplied by Chu Zhou Fu Da Mechanical & Electronics; all the icemakers were shipped out at FOB shipping point Nanjing, China.

The Company sold DAC Boxes, Deflector, push buttons, Magnets, Motors and other related parts to Electrolux –Italy for total $ 151,345. The DAC Boxes, Magnets, Motors and other related parts were manufactured and supplied by Zhong Nan Fu Rui, and Qingdao Fu Bi Da; all the DAC Boxes magnets, and motors were shipped out at FOB shipping point Qingdao, China.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenues Recognition (Continued)

The Company also sold DAC Boxes, Magnets, Motors, and other related parts to Electrolux – Hungry for total $608,706. The DAC Boxes, magnets and Motors were manufactured and supplied by Zhong Nan Fu Rui, and Qingdao Fu Bi Da respectively; all the DAC Boxes magnet, and motors were shipped out at FOB shipping point Qingdao, China.

The Company also sold DAC Boxes to Electrolux –Sweden for $ 10,820. The DAC Box were manufactured and supplied by Qingdao Fu Bi Da; all the DAC Boxes were shipped out at FOB shipping point Qingdao, China.

The company sold Motors, icemakers, and some related refrigerator appliance parts to North Carolina Electrolux Major Appliances, Inc for $ 64,769. The parts were manufactured and supplied by Zhong Nan Fu Rui, and were shipped out at FOB shipping point at Qingdao, China.

The company sold thermostats and icemakers to an US company, Exact Replacement Parts for $ 5,393. The parts were manufactured and supplied by Zhong Nan Fu Rui, and were shipped out at FOB shipping point at Qingdao, China.

For the period of April to June 30, 2012, the Company sold thermostats and other related key parts for icemakers and motors, to Zhong Nan Fu Rui and ChuZhouFuDa. The parts were used for the icemakers and motors. Flurida Group purchased the parts from Wako Electronics, Inc., an US Company located at Louisville, KY 40299. Flurida Group also sold Rocker Switch, the key parts for icemakers, to Zhong Nan Fu Rui and ChuZhouFuDa. The parts, Rocker Switch, were used for the icemakers .The Company purchased the parts, Rocker Switch, from CW Industries, an US Company located at Southampton, PA; and also Flurida Group purchased some other related key parts from corporate America, and then sold to Zhong Nan Fu Rui and ChuZhouFuDa. Flurida Group, Inc. adds averaged 5% - 10% margin based on the cost of purchase, then sold to them, so, $ 147,182 were sold and invoiced to ChuZhouFuDa respectively in the fiscal quarter ended June 30, 2012.

The Company also sold Motors to Electrolux –Do Brasil for $ 107,002 in the period of April to June 30, 2012. The motors were manufactured and supplied by Zhong Nan Fu Rui. and shipped out at FOB shipping point at Qingdao, China.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenues Recognition (Continued)

The company sold icemakers to an US company, Domestic LLC for $ 4,880. And the icemakers were manufactured and supplied by ChuZhou FuDa Mechanical & Electronics Co., Ltd; all the icemakers were shipped out at FOB shipping point Nanjing, China.

The Company also had components and other tooling and service income of $ 22,316 from corporate America.

In summary, for the period of April1 to June 30, 2012, the Company incurred the total gross sales of $ 4,359,886. And the Company had sales returns and discounts of $ 113,440, so, a total of $ 4,246,446 net sales were recorded. The cost of goods sold is discussed in details in Note C, Related Party Transactions.

Operating Expense

Operating Expenses includes research and development expense, all selling, general and administrative expenses, and depreciation expenses for Flurida Group Inc. For the fiscal quarter ended June 30, 2012 and 2011, the Company had total operating expenses of $320,038 and $ 277,544 respectively, which include the research and development expense of $ 7,482 and $ 0, and depreciation expenses of $ 5,112 and $ 4,668, and selling, general and administrative expense of $ 307,444 and $ 272,876.

For the six months ended June 30, 2012 and 2011, the Company had total operating expenses of $620,784 and $ 511,236 respectively, which include the research and development expense of $ 14,971 and $ 0, and depreciation expenses of $ 10,023 and $ 8,252, and selling, general and administrative expense of $ 595,790 and $ 502,984. Detail was showed on Exhibit A.

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

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Payroll Expense (Continue)

The total payroll expenses for the fiscal quarter ended and six months ended June 30, 2012 and 2011 were listed as follows:

	Six Months Ended		Three Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Payroll Expense - ER
Federal Unemployment Tax	392	-	-	-
State Unemployment Tax	1,533	1,860	-	682
US Medicare Tax - ER	5,186	3,891	2,501	1,931
US Social Security Tax -ER	18,150	12,110	6,671	3,727
Payroll Expense - ER - Other	279	232	-	353
Total Payroll Expense - ER	25,540	18,093	9,172	6,691
Payroll Expenses - EE
Federal Tax Withholding	63,173	47,821	31,449	25,083
State Tax Withholding	22,175	15,981	10,596	7,462
US Medicare Tax -EE	5,186	3,891	2,501	1,931
US Net Salaries payment - EE	254,331	199,260	122,790	103,011
US Social Security Tax - EE	12,295	8,706	4,519	3,028
Total Payroll Expenses - EE	357,160	275,659	171,856	140,515

Total Payroll Expenses	$382,700	$293,752	$181,028	$147,206

Professional Fee

Professional fees are consist of accounting and auditing fee, legal fee, commission and consulting expenses, SEC filling fee, and other professional expenses. The total professional fees were $ 57,982 and $ 59,460 for the fiscal quarter ended June 30, 2012 and 2011 respectively.

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

NOTE C – RELATED PARTY TRANSACTIONS

As of June 30, 2012, total 29,277,760 shares were issued to officers and directors. Please see the table below for details:

Name	Total Shares	Total Amount	Percentage
Fenglan Li	165,000	15,750	0.42%
Fuling Li	115,000	10,750	0.29%
Ying Zhong	2,000,000	200,000	5.13%
Jianfeng Ding & Yaru Huang	26,997,760	323,998	69.24%
Total	29,277,760	$550,498	75.08%

• Based on total issued shares as of December 31, 2009: 38,990,827. • Total outstanding issued shares as of June 30, 2012: 38,990,827

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

At the period ended March 31, 2012, the Company had ending inventory $1,973,218 that was purchased from Zhong Nan Fu Rui and ChuZhou FuDa.

From the period April 1 to June 30, 2012, Flurida Group, Inc. purchased Motors and parts from Zhong Nan Fu Rui at total cost of $ 602,397 for FOB shipping point at Qingdao, China.

Flurida Group, Inc. also purchased Motors, Deflectors, Icemakers, Magnets, Dac boxes, and other related parts from Qingdao Fubida Electronics Co., Ltd. at total cost of $ 496 for FOB shipping point at Qingdao, China.

The Company purchased Icemakers and parts from ChuZhou FuDa at total cost of $ 3,715,161 for FOB shipping point at Nanjing, China.

To manufacture the related refrigerator appliance parts, Zhong Nan Fu Rui and Chu Zhou Fu Da., needs key parts made in USA, which were purchased through Flurida Group, Inc. in USA. The costs of purchasing the parts were $ 145,046 in the fiscal quarter end June 30, 2012.

For the fiscal quarter ended June 30, 2012, the Company had total purchase of $ 4,463,100.

For the period of April 1 to June 30, 2012, the company returned $ 115,801 motors to the supplier Zhong Nan Fu Rui Mechanical Electronics Manufacturing Co., Ltd.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – RELATED PARTY TRANSACTIONS (Continued)

Cost of Goods Sold (Continued)

At the periods ended June 30, 2012, the company had 24,154 Icemakers and 784,078 pieces motors ending inventory at a value $ 2,416,182; and had inventory of $ 35,321 thermostats and other related key parts for icemakers and motors that purchased from US supplier, total up an ending inventory of $ 2,451,503.

For the period of April 1 to June 30, 2012, the company had freight cost and other related cost of $ 7,950.

Therefore, in the fiscal quarter ended June 30, 2012, the Company incurred a total cost of good sold of $ 3,876,964.

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

There were no new shares issued for the period January 1, 2012 to June 30, 2012.

Therefore, as of June 30, 2012 total shares issued and outstanding are 38,990,827.

NOTE E – GOING CONCERN

The Company’s operating history and financial resources may raise doubt about its ability to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations. In the fiscal quarter ended June 30, 2012, the Company generated sales revenue of $ 4,246,446. The Company’s most concentrated customer is Electrolux located in various countries. If Electrolux discontinue the purchase which may be very unlikely in near future, the Company may face the ability to continue as a going concern. However, due to the close relationship between the Company and it’s suppliers, Zhong Nan Fu Rui and Qingdao Fubida Electronics Co., which are 100% owned by the founder, Jianfeng Ding. Zhong Nan Fu Rui and Qingdao Fubida Electronics Co.’s current customers can be served by the Company for the same quality of products and services. Besides, as of June 30, 2012, the cash and cash equivalent balance was $ 2,434,883, the management believes that the revenues will be generated and its cash flows will be maintained to cover its operational costs and the risk of going concern in long term is significantly low.

Exhibit A

	Six Months Ended	Six Months Ended	Three Months Ended	Three Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Operating expenses
Administration Expense	784	2,071	234	564
Bank Service Charges	14,590	3,208	13,824	2,614
Business Registration	-	1,494	-	1,494
Certification	28,105	34,072	-	13,214
Computer and Internet Expenses	869	504	276	272
Depreciation Expenses	10,023	8,252	5,112	4,667
Fuel charge	1,363	733	1,058	253
Gift and Promotion	3,657	4,050	2,080	4,050
Meals and Entertainment	8,603	12,262	5,619	4,078
Office Supplies	4,996	8,660	3,235	1,779
Parking Fee	537	220	524	28
Payroll Expense - ER	25,540	18,093	9,172	6,691
Payroll Expenses - EE	357,160	275,659	171,856	140,515
Postage and Shipping	4,246	2,313	1,986	1,813
Professional Fees	63,786	72,316	57,982	59,460
Rent Expense	25,992	25,923	13,060	17,047
Repair and Maintenance	750	-	-	-
Research and Development Expense	14,971	-	7,482	-
Service Cost	277	1,369	57	133
Telephone Expense	5,075	4,406	2,994	2,178
Travel Expense
Airfare	26,511	20,712	11,317	9,989
Car Rental	3,004	2,549	2,475	977
Hotel Expense	18,542	10,008	8,859	4,797
Local Transportation	231	472	231	155
Travel Expense - Other	-	1,134	-	544
Total Travel Expense	48,288	34,875	22,882	16,462
Utilities	1,172	756	605	232
Total Operating Expense	620,784	511,236	320,038	277,544

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

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

Results of Operations

For the three months ended June 30, 2012 vs. June 30, 2011.

Revenue

For the three months ended June 30, 2012 and 2011, the Company had total net revenues of $ 4,246,446 and $ 4,002,399 respectively.  This is an increase of 6.00%.

For the period April1 to June 30, 2012, the Company sold icemakers and motors to, Electrolux USA, located at Charlotte NC for sales of $ 2,983,268. The motors were manufactured and supplied by Zhong Nan Fu Rui; all the motors were shipped out at FOB shipping point Qingdao, China.  And the icemakers were manufactured and supplied by ChuZhou FuDa Mechanical & Electronics Co., Ltd; all the icemakers were shipped out at FOB shipping point Nanjing, China.

The company also sold motors, to Stanco Metal Products for $ 13,634; the motors were manufactured and supplied by Zhong Nan Fu Rui, and all of those parts were shipped out at FOB shipping point at Qingdao, China.

The Company also sold Motors to Electrolux –ST. Cloud for $ 11,404 in the period of April to June 30, 2012. The motors were manufactured and supplied by Zhong Nan Fu Rui. and shipped out at FOB shipping point at Qingdao, China.

For the three months ended June 30, 2012, the Company sold icemakers, components, and tooling service to Electrolux –Australia for $ 229,167. The icemakers were manufactured and supplied by Chu Zhou Fu Da Mechanical & Electronics; all the icemakers were shipped out at FOB shipping point Nanjing, China.

The Company sold DAC Boxes, Deflector, push buttons, Magnets, Motors and other related parts to Electrolux –Italy for total $ 151,345. The DAC Boxes, Magnets, Motors and other related parts were manufactured and supplied by Zhong Nan Fu Rui, and Qingdao Fu Bi Da; all the DAC Boxes magnets, and motors were shipped out at FOB shipping point Qingdao, China.

The Company also sold DAC Boxes, Magnets, Motors, and other related parts to Electrolux – Hungry for total $608,706. The DAC Boxes, magnets and Motors were manufactured and supplied by Zhong Nan Fu Rui, and Qingdao Fu Bi Da respectively; all the DAC Boxes magnet, and motors were shipped out at FOB shipping point Qingdao, China.

The Company also sold DAC Boxes to Electrolux –Sweden for $ 10,820. The DAC Box were manufactured and supplied by Qingdao Fu Bi Da; all the DAC Boxes were shipped out at FOB shipping point Qingdao, China.

The company sold Motors, icemakers, and some related refrigerator appliance parts to North Carolina Electrolux Major Appliances, Inc for $ 64,769. The parts were manufactured and supplied by Zhong Nan Fu Rui, and were shipped out at FOB shipping point at Qingdao, China.

The company sold thermostats and icemakers to an US company, Exact Replacement Parts for $ 5,393. The parts were manufactured and supplied by Zhong Nan Fu Rui, and were shipped out at FOB shipping point at Qingdao, China.

For the period of April to June 30, 2012, the Company sold thermostats and other related key parts for icemakers and motors, to Zhong Nan Fu Rui and ChuZhouFuDa. The parts were used for the icemakers and motors. Flurida Group purchased the parts from Wako Electronics, Inc., an US Company located at Louisville, KY 40299.  Flurida Group also sold Rocker Switch, the key parts for icemakers, to Zhong Nan Fu Rui and ChuZhouFuDa.  The parts, Rocker Switch, were used for the icemakers .The Company purchased the parts, Rocker Switch, from CW Industries, an US Company located at Southampton, PA; and also Flurida Group purchased some other related key parts from corporate America, and then sold to Zhong Nan Fu Rui and ChuZhouFuDa. Flurida Group, Inc. adds averaged 5% - 10% margin based on the cost of purchase, then sold to them, so, $ 147,182 were sold and invoiced to ChuZhouFuDa respectively in the fiscal quarter ended June 30, 2012.

The Company also sold Motors to Electrolux –Do Brasil for $ 107,002 in the period of April to June 30, 2012. The motors were manufactured and supplied by Zhong Nan Fu Rui. and shipped out at FOB shipping point at Qingdao, China.

The company sold icemakers to an US company, Domestic LLC for $ 4,880. And the icemakers were manufactured and supplied by ChuZhou FuDa Mechanical & Electronics Co., Ltd; all the icemakers were shipped out at FOB shipping point Nanjing, China.

The Company also had components and other tooling and service income of $ 22,316 from corporate America.

In summary, for the period of April 1 to June 30, 2012, the Company incurred the total gross sales of $ 4,359,886, and the Company had sales discounts and return of $ 113,440, so, a total of $ 4,246,446 net sales were recorded.

Cost of Revenue

Our Costs of Goods Sold, as we expected increased slightly due to increasing Chinese Yuan’s currency exchange rate, labor costs, and raw materials.  We anticipate this trend to continue and may adjust our unit price upward to reduce the impact of rising costs.

For the three months ended June 30, 2012, the Company incurred a total cost of goods sold of $ 3,876,964 compared to $ 3,706,514 for the three months period ended June 30, 2011.  This is an increase of 5.00%.  The reasons for this increase are primarily due to the sales increases.

From the period April 1 to June 30, 2012, Flurida Group, Inc. purchased Motors and parts from Zhong Nan Fu Rui at total cost of $ 602,397 for FOB shipping point at Qingdao, China.

Flurida Group, Inc. also purchased Motors, Deflectors, Icemakers, Magnets, Dac boxes, and other related parts from Qingdao Fubida Electronics Co., Ltd. at total cost of $ 496 for FOB shipping point at Qingdao, China.

The Company purchased Icemakers and parts from ChuZhou FuDa at total cost of $ 3,715,161 for FOB shipping point at Nanjing, China.

To manufacture the related refrigerator appliance parts, Zhong Nan Fu Rui and Chu Zhou Fu Da., needs key parts made in USA, which were purchased through Flurida Group, Inc. in USA.  The costs of purchasing the parts were $ 145,046 in the fiscal quarter end June 30, 2012.

For the fiscal quarter ended June 30, 2012, the Company had total purchase of $ 4,463,100.

At the period of April 1 to June 30, 2012, the company returned $ 115,801 motors that purchased previously to the supplier Zhong Nan Fu Rui Mechanical Electronics Manufacturing Co., Ltd.

At the period ended March 31, 2012, the Company had ending inventory $1,973,218 that was purchased from Zhong Nan Fu Rui and ChuZhou FuDa.

At the periods ended June 30, 2012, the company had 24,154 Icemakers and 784,078 pieces motors ending inventory at a value $ 2,416,182; and had inventory of $ 35,321 thermostats and other related key parts for icemakers and motors that purchased from US supplier, total up an ending inventory of $ 2,451,503.

For the period of April 1 to June 30, 2012, the company had freight cost and other related cost of $ 7,950.

Therefore, in the fiscal quarter ended June 30, 2012, the Company incurred a total cost of good sold of $ 3,876,964.

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

Expense

Our operating Expenses include research and development expense, all selling, general and administrative expenses, and depreciation expenses.

	Three Months Ended	Three Months Ended
	June 30, 2012	June 30, 2011
Operating expenses
Administration Expense	234	564
Bank Service Charges	13,824	2,614
Business Registration	-	1,494
Certification	-	13,214
Computer and Internet Expenses	276	272
Depreciation Expenses	5,112	4,667
Fuel charge	1,058	253
Gift and Promotion	2,080	4,050
Meals and Entertainment	5,619	4,078
Office Supplies	3,235	1,779
Parking Fee	524	28
Payroll Expense - ER	9,172	6,691
Payroll Expenses - EE	171,856	140,515
Postage and Shipping	1,986	1,813
Professional Fees	57,982	59,460
Rent Expense	13,060	17,047
Repair and Maintenance	-	-
Research and Development Expense	7,482	-
Service Cost	57	133
Telephone Expense	2,994	2,178
Travel Expense
Airfare	11,317	9,989
Car Rental	2,475	977
Hotel Expense	8,859	4,797
Local Transportation	231	155
Travel Expense - Other	-	544
Total Travel Expense	22,882	16,462
Utilities	605	232
Total Operating Expense	320,038	277,544

Started from January l, 2011, Flurida Group’s salaries amount of officers Jianfeng Ding, Yaru Huang, and Ying Zhong were $350,000, $80,000, $80,000, respectively. The Social Security tax and Medicare tax were paid by both employer and employees in USA; employees also withheld portion of Federal and State tax calculate by each individual’s status. All of the tax was submitted to Internal Revenue Service and local government at a semiweekly basis. And Flurida Group USA hired employees to taking care of the office, research and development, and marketing activities, therefore, the Company incurred a total payroll expense of $181,028 for the quarter end June 30, 2012.  For maintaining and operating the business, the Company expensed a total of $ 57,982 professional fee, which was included the accounting fee, commission and consulting fee for enlarge sales volume, and other professional expenses. Due to the raise of sale volume and customers, the Company had travel expenses of $ 22,882; and the Company incurred $ 7,482 research and development expenses for the three months ended June 30, 2012.

We expect selling, general, and administrative expenses to increase in future periods as we initiate a number of marketing and promotional activities.

Income Taxes

We are subject to income taxes in the U.S., while the subsidiary in Italy is subject to the income tax laws of Italy. We incurred income tax expense of $ 36,433 and 12,800 for the quarter ended June 30, 2012 and 2011 respectively. As of June 30, 2012, the company had income taxes payable of $ 0.

Net Income

For the reasons set forth above, we had a net income of $ 16,325 and $ 9,505 for the three months period ended June 30, 2012 and 2011 respectively.

For the six months ended June 30, 2012 vs. June 30, 2011.

Revenue

For the six months ended June 30, 2012 and 2011, the Company had total revenues of $ 7,587,236 and $ 7,022,186 respectively.  This is an increase of 8.00%.

For the period January 1 to June 30, 2012, the Company sold icemakers and motors to, Electrolux USA, located at Charlotte NC for sales of $ 5,309,918. The motors were manufactured and supplied by Zhong Nan Fu Rui; all the motors were shipped out at FOB shipping point Qingdao, China.  And the icemakers were manufactured and supplied by ChuZhou FuDa Mechanical & Electronics Co., Ltd; all the icemakers were shipped out at FOB shipping point Nanjing, China.

The company also sold motors, to Stanco Metal Products for $ 90,893; the motors were manufactured and supplied by Zhong Nan Fu Rui, and all of those parts were shipped out at FOB shipping point at Qingdao, China.

The Company also sold Motors to Electrolux –ST. Cloud for $ 15,259. The motors were manufactured and supplied by Zhong Nan Fu Rui and shipped out at FOB shipping point at Qingdao, China.

For the six months ended June 30, 2012, the Company sold icemakers, components, and tooling service to Electrolux –Australia for $ 595,587. The icemakers were manufactured and supplied by Chu Zhou Fu Da Mechanical & Electronics; all the icemakers were shipped out at FOB shipping point Nanjing, China.

The Company sold DAC Boxes, Deflector, push buttons, Magnets, Motors and other related parts to Electrolux –Italy for total $ 269,450. The DAC Boxes, Magnets, Motors and other related parts were manufactured and supplied by Zhong Nan Fu Rui, and Qingdao Fu Bi Da; all the DAC Boxes magnets, and motors were shipped out at FOB shipping point Qingdao, China.

The Company also sold DAC Boxes, Magnets, Motors, and other related parts to Electrolux – Hungry for total $861,137. The DAC Boxes, magnets and Motors were manufactured and supplied by Zhong Nan Fu Rui, and Qingdao Fu Bi Da respectively; all the DAC Boxes magnet, and motors were shipped out at FOB shipping point Qingdao, China.

The Company also sold DAC Boxes to Electrolux –Sweden for $ 14,139. The DAC Box were manufactured and supplied by Qingdao Fu Bi Da; all the DAC Boxes were shipped out at FOB shipping point Qingdao, China.

The company sold Motors, icemakers, and some related refrigerator appliance parts to North Carolina Electrolux Major Appliances, Inc for $118,402. The parts were manufactured and supplied by Zhong Nan Fu Rui, and were shipped out at FOB shipping point at Qingdao, China.

The Company also sold Motors to Electrolux –Do Brasil for $ 107,002 in the period of January to June 30, 2012. The motors were manufactured and supplied by Zhong Nan Fu Rui. and shipped out at FOB shipping point at Qingdao, China.

The company sold thermostats and icemakers to an US company, Exact Replacement Parts for $ 37,193. The parts were manufactured and supplied by Zhong Nan Fu Rui, and were shipped out at FOB shipping point at Qingdao, China.

For the period of January to June 30, 2012, the Company sold thermostats and other related key parts for icemakers and motors, to Zhong Nan Fu Rui and ChuZhouFuDa. The parts were used for the icemakers and motors. Flurida Group purchased the parts from Wako Electronics, Inc., an US Company located at Louisville, KY 40299.  Flurida Group also sold Rocker Switch, the key parts for icemakers, to Zhong Nan Fu Rui and ChuZhouFuDa.  The parts, Rocker Switch, were used for the icemakers .The Company purchased the parts, Rocker Switch, from CW Industries, an US Company located at Southampton, PA; and also Flurida Group purchased some other related key parts from corporate America, and then sold to Zhong Nan Fu Rui and ChuZhouFuDa. Flurida Group, Inc. adds averaged 5% - 10% margin based on the cost of purchase, then sold to them, so, $ 2,880 and $ 185,721 were sold and invoiced to Zhong Nan Fu Rui and ChuZhouFuDa respectively in the six months ended June 30, 2012.

The company also sold parts and other related services to General Electric Company for $ 29,293.

The company sold icemakers to an US company, Domestic LLC for $ 38,993. And the icemakers were manufactured and supplied by ChuZhou FuDa Mechanical & Electronics Co., Ltd; all the icemakers were shipped out at FOB shipping point Nanjing, China.

The Company also had components and other tooling and service income of $ 42,912 from corporate America.

In summary, for the period of January 1 to June 30, 2012, the Company incurred the total gross sales of $ 7,718,779. And the Company had sales discounts and returns of $ 131,543, so, a total of $ 7,587,236 net revenues were recorded.

Cost of Revenue

Our Costs of Goods Sold, as we expected increased slightly due to increasing Chinese Yuan’s currency exchange rate, labor costs, and raw materials.  We anticipate this trend to continue and may adjust our unit price upward to reduce the impact of rising costs.

For the six months ended June 30, 2012, the Company incurred a total cost of goods sold of $ 6,862,647 compared to $ 6,384,261 for the six months period ended June 30, 2011.  This is an increase of 7.00%.  The reasons for this increase are primarily due to the sales increases.

From the period January 1 to June 30, 2012, Flurida Group, Inc. purchased Motors and parts from Zhong Nan Fu Rui at total cost of $ 742,377 for FOB shipping point at Qingdao, China.

Flurida Group, Inc. also purchased Motors, Deflectors, Icemakers, Magnets, Dac boxes, and other related parts from Qingdao Fubida Electronics Co., Ltd. at total cost of $ 113,103 for FOB shipping point at Qingdao, China.

The Company purchased Icemakers and parts from ChuZhou FuDa at total cost of $ 6,518,597 for FOB shipping point at Nanjing, China.

In addition, Flurida Group, Inc. purchased Magnets, Icemakers, Timers and related parts from Shanghai Fulu International Trading Co., Ltd., at total cost of $16,210 for FOB shipping point at Shanghai, China.

To manufacture the related refrigerator appliance parts, Zhong Nan Fu Rui and Chu Zhou Fu Da., needs key parts made in USA, which were purchased through Flurida Group, Inc. in USA.  The costs of purchasing the parts were $ 224,508 in the six months ended June 30, 2012.

For the period of January 1 to June 30, 2012, the Company had total purchase of $ 7,614,795.

At the period of April 1 to June 30, 2012, the company returned $ 115,801 motors that purchased previously to the supplier Zhong Nan Fu Rui Mechanical Electronics Manufacturing Co., Ltd.

At the year ended December 31, 2011, the Company had ending inventory $1,803,674 that was purchased from Zhong Nan Fu Rui and ChuZhou FuDa.

At the periods ended June 30, 2012, the company had 24,154 Icemakers and 784,078 pieces motors ending inventory at a value $ 2,416,182; and had inventory of $ 35,321 thermostats and other related key parts for icemakers and motors that purchased from US supplier, total up an ending inventory of $ 2,451,503.

For the period of January 1 to June 30, 2012, the company had freight cost and other related cost of $ 11,478.

Therefore, at the six months ended June 30, 2012, the Company incurred a total cost of good sold of $ 6,862,647.

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

Expense

Our operating Expenses include research and development expense, all selling, general and administrative expenses, and depreciation expenses.

	Six Months Ended	Six Months Ended
	June 30, 2012	June 30, 2011
Operating expenses
Administration Expense	784	2,071
Bank Service Charges	14,590	3,208
Business Registration	-	1,494
Certification	28,105	34,072
Computer and Internet Expenses	869	504
Depreciation Expenses	10,023	8,252
Fuel charge	1,363	733
Gift and Promotion	3,657	4,050
Meals and Entertainment	8,603	12,262
Office Supplies	4,996	8,660
Parking Fee	537	220
Payroll Expense - ER	25,540	18,093
Payroll Expenses - EE	357,160	275,659
Postage and Shipping	4,246	2,313
Professional Fees	63,786	72,316
Rent Expense	25,992	25,923
Repair and Maintenance	750	-
Research and Development Expense	14,971	-
Service Cost	277	1,369
Telephone Expense	5,075	4,406
Travel Expense
Airfare	26,511	20,712
Car Rental	3,004	2,549
Hotel Expense	18,542	10,008
Local Transportation	231	472
Travel Expense - Other	-	1,134
Total Travel Expense	48,288	34,875
Utilities	1,172	756
Total Operating Expense	620,784	511,236

Started from January l, 2011, Flurida Group’s salaries amount of officers Jianfeng Ding, Yaru Huang, and Ying Zhong were $350,000, $80,000, $80,000, respectively. The Social Security tax and Medicare tax were paid by both employer and employees in USA; employees also withheld portion of Federal and State tax calculate by each individual’s status. All of the tax was submitted to Internal Revenue Service and local government at a semiweekly basis. And Flurida Group USA hired employees to taking care of the office, research and development, and marketing activities, therefore, the Company incurred a total payroll expense of $382,700 for the six months period end June 30, 2012.  For maintaining and operating the business, the Company expensed a total of $ 63,786 professional fee, which was included the accounting fee, commission and consulting fee for enlarge sales volume, and other professional expenses. In order to increasing the sales in Europe and North America, the Company expensed $ 28,106 certification fees on the products we sold or exported. Due to the raise of sale volume and customers, the Company had travel expenses of $ 48,288; and the Company incurred $ 14,941 research and development expenses for the six months ended June 30, 2012.

We expect selling, general, and administrative expenses to increase in future periods as we initiate a number of marketing and promotional activities.

Income Taxes

We are subject to income taxes in the U.S., while the subsidiary in Italy is subject to the income tax laws of Italy. We incurred income tax expense of $ 64,433 and 66,150 for the six months period ended June 30, 2012 and 2011 respectively. As of June 30, 2012, the company had income taxes payable of $ 0.

Net Income

For the reasons set forth above, we had a net income of $ 43,423 and $ 68,364 for the six months period ended June 30, 2012 and 2011 respectively.

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

Liquidity and Capital Resources

	At June 30	At June 30	At December 31
	2012	2011	2011

Current Ratio*	1.34	1.44	1.85
Cash	$2,434,883	$340,755	$741,230
Working Capital**	$1,376,738	$1,152,744	$1,348,331
Total Assets	$6,695,347	$5,070,871	$3,622,633
Total Liabilities	$4,996,306	$3,531,811	$1,962,891

Total Equity	$1,699,041	$1,539,060	$1,659,742

Total Debt/Equity***	2.94	2.29	1.18

*Curent Ratio = Current Assets /Current Liabilities

**Working Capital = Current Assets - Current Liabilities

*** Total Debt / Equity = Total Liabilities / Total Shareholders Equity.

The Company’s overall working capital was increased to $1,376,738 in the period ended June 30, 2012 from $1,152,744 in the period ended June 30, 2011, due to the increase of the cash balance and inventory.

Currently the Company has a sales agreement with Electrolux, such agreement require the Company to supply the motors, ice makers, and other parts based on Electrolux’s needs.  The management projected that the needs for our Company’s products shall be stable with slight increase worldwide.  However, due to the consignment arrangement with Electrolux, the Company would keep certain level of consignment inventory to meet the Electrolux’s requirements.  In addition, due to the consignment terms with Electrolux, the sales would be recognized when the Electrolux withdraw the products or the consignment inventory at Electrolux’s warehouse for 60 days.  In our due course of business dealing with Electrolux’s consignment sales, all the sales incurred in the period January to June 2012 were for the products withdrew before the 75 days terms, i.e., the products might be considered as sales automatically based on the consignment terms.  After the products withdrew by Electrolux, the Company may receive the payment in 7 days with discount through DB Supplier Finance.

Our activities for generating cash flows were operating activities in 2012 and 2011. There were no financing activities incurred for the three months ended June 30, 2012, and 2011. The management will continue to improve our current business on marketing, customer services and general administrative activities effectiveness, also we focus on develop our new products such as electronic ice maker; high efficiency; and LED products.

The Company had cash and cash equivalents of $ 2,434,883 at June 30, 2012 and $ 1,376,738 of working capital, and cash and cash equivalents of $ 340,755 at June 30, 2011 and $ 1,152,744 of working capital.

The total debt of $ 4,996,306 for June 30, 2012 included account payable of $ 53,617 for Zhong Nan Fu Rui, $ 4,485,202 for Chu Zhou Fu Da, $ 100,006 for Qiongdao Fu Bi Da, $ 32,625 for Shang Hai Fu Lu International Trading, and $ 95,771 for US suppliers, $ 59,868 for salary and payroll tax payable, and $ 30,289 for all other account payable, and $ 138,928 unearned revenue.

The total debt of $ 3,531,811 for June 30, 2011 that is included the amount of $ 3,509,152 accounts payable and $ 22,659 income tax payable.

The Company’s operating history and financial resources may raise doubt about its ability to continue as a going concern.  If the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations.  In the three months ended June 30, 2012, the Company generated sales revenue of $ 4,246,446.  The Company’s most concentrated customer is Electrolux located in various countries.  If Electrolux discontinue the purchase which management believes is unlikely in near future, the Company may face the ability to continue as a going concern.  However, due to the close relationship between the Company and its suppliers, Zhong Nan Fu Rui and Qingdao Fubida Electronics Co., which are 100% owned by the founder, Jianfeng Ding, Zhong Nan Fu Rui and Qingdao Fubida Electronics Co.’s current customers can be served by the Company for the same quality of products and services.  Besides, as of June 30, 2012, the cash and cash equivalent balance was $ 2,434,883, the management believes that the revenues will be generated and its cash flows will be maintained to cover its operational costs and the risk of going concern in long term is significantly low.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at June 30, 2012 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at June 30, 2012, our disclosure controls and procedures are not effective.

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

(a)               Unregistered Sales of Equity Securities.

The Registrant did not sell any unregistered securities during the three months ended June 30, 2012.

(b)                Use of Proceeds.

The Registrant did not sell any unregistered securities during the three months ended June 30, 2012.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6. Exhibits.

(a)  Exhibits.

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

32.2 *	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Flurida Group, Inc., a Nevada corporation

Title	Name	Date	Signature

Principal Executive Officer	Jianfeng Ding	August 8, 2012	/s/ Jianfeng Ding

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Jianfeng Ding	Jianfeng Ding	Principal Executive Officer and Director	August 8, 2012

/s/ Yaru Hang	Yaru Hang	Principal Financial Officer and Principal	August 8, 2012
Accounting Officer

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

32.2 *	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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

 ** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.