Form 10-Q
period 2012-09-30
FLURIDA GROUP INC
filed 2012-11-14
CIK 1430960

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

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

As of November 1, 2012 there were 38,990,827 shares issued and outstanding of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

Item 1.          Financial Statements

FLURIDA GROUP, INC.

Financial Statements

(Unaudited)

As of September 30, 2012 and 2011

FLURIDA GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	September 30	December 31
	2012	2011
ASSETS	( Unaudited)
Current assets:
Cash and cash equivalents	$1,503,137	$741,230
Accounts receivable, net	1,053,211	766,318
Inventory	2,179,329	1,803,674
Total Current Assets	$4,735,677	$3,311,222

Property, plant and equipment, net	$88,759	$77,737

Other assets:
Loan to supplier	$224,602	$224,602
Accrued interest receivable	11,230	2,808
Security deposit	6,264	6,264
Total Other Assets	$242,096	$233,674

TOTAL ASSETS	$5,066,532	$3,622,633

LIABILITIES & EQUITY
Current liabilities:
Account payable	$3,080,699	$1,952,256
Income taxes payable		-
Unearned revenue	258,999	10,635
Total current liabilities	$3,339,698	$1,962,891

Stockholders' Equity:
Common stock, $0.001 par value;
200,000,000 shares authorized;
38,990,827 shares issued and outstanding.	$38,991	$38,991

Paid-in capital	1,221,613	1,221,613

Retained earnings	474,830	388,073

Accumulated other comprehensive Income	(8,600)	11,065

Total stockholders' equity	$1,726,834	$1,659,742

TOTAL LIABILITIES & EQUITY	$5,066,532	$3,622,633

FLURIDA GROUP, INC.
CONSOLIDATED STATEMENT OF OPERATION

	Nine Months Ended		Three Months Ended
	September 30	September 30	September 30	September 30
	2012	2011	2012	2011
	Unaudited	Unaudited	Unaudited	Unaudited
Revenues:	$11,566,465	$11,190,387	$3,977,616	$4,168,202
Cost of Goods Sold	$10,509,527	$10,113,995	$3,651,968	$3,729,734
Gross Profit	$1,056,938	$1,076,392	$325,648	$438,468
Operating expenses:
Research and development	17,087	-	2,116	-

Selling, general and administrative expenses	851,160	717,954	255,370	214,969

Depreciation and amortization expenses	15,372	11,010	5,349	2,758
Total Operating Expenses	$883,619	$728,964	$262,835	$217,727

Operating Income	$173,320	$347,428	$62,813	$220,741

Investment income, net	$10,551	$11,813	$4,278	$3,988
Interest expense, net	2,222	-	-	-
Income before taxes	$181,649	$359,241	$67,093	$224,729
Income tax expense	94,891	163,500	30,458	97,350
Net income	$86,757	$195,741	$36,633	$127,379

Net Income per common share-Basics	$0.00	$0.01	$0.00	$0.00
Net Income per common share-Diluted	$0.00	$0.01	$0.00	$0.00

Other comprehensive Income(Loss), net of tax:
Foreign currency translation adjustments	(19,665)	16,364	(15,541)	(633)
Total other comprehensive Income(Loss)	$(19,665)	$16,364	$(15,541)	$(633)
Comprehensive Income (Loss)	$67,092	$212,105	$21,092	$126,746

FLURIDA GROUP, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
FOR THE PERIOD ENDED SEPTEMBER 30, 2012 (Unaudited)

			Additional		Accumulated Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, December 31, 2009	38,990,827	$38,991	$1,221,613	$(23,633)	$48,979	$1,285,950

Adjustment for Exchange
rate changes					$(43,456)	$(43,456)

Net Income for the year
ended December 31, 2010				$211,205		$211,205

Balance, December 31, 2010	38,990,827	$38,991	$1,221,613	$187,572	$5,523	$1,453,699

Adjustment for Exchange
rate changes					$5,542	$5,542

Net Income for the year
ended December 31, 2011				$200,501		$200,501

Balance, December 31, 2011	38,990,827	$38,991	$1,221,613	$388,073	$11,065	$1,659,742

Adjustment for Exchange
rate changes					$(19,665)	$(19,665)

Net Income for the period
ended September 30, 2012				$86,757		$86,757

Balance, September 30, 2012	38,990,827	$38,991	$1,221,613	$474,830	$(8,600)	$1,726,834

FLURIDA GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended		Three Months Ended
	September 30	September 30	September 30	September 30
	2012	2011	2012	2011
Operating Activities:	Unaudited	Unaudited	Unaudited	Unaudited
Net Income	$86,757	$195,741	$36,633	$127,379
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation expense	15,372	11,010	5,349	2,758
Inventory	(375,654)	(525,241)	272,176	(434,919)
Account receivable	(286,894)	584,686	435,059	1,022,304
Accrued interest receivable	(8,423)	(11,345)	(2,808)	(3,781)
Unearned revenue	248,364	28,495	120,071	30,859
Increase in income tax payable	-	27,902	-	84,550
Increase in account payable	1,128,443	(384,864)	(1,771,593)	(261,369)
Net cash provided by operating activities	$807,965	$(73,616)	$(905,113)	$567,781
Investing Activities:
Purchase Property	(26,394)	(32,751)	(11,092)	(5,081)
Net cash provided by investing activities	$(26,394)	$(32,751)	$(11,092)	$(5,081)
Financing Activities:
Proceeds from issuance of common stock	-	-	-	-
Proceeds from loan from shareholders	-	-	-	-
Net cash provided by financing activities	$-	$-	$-	$-
Effect of Exchange Rate on Cash	$(19,665)	$16,364	$(15,541)	$(633)
Net increase (decrease) in cash and cash equivalents	$761,906	$(90,003)	$(931,746)	$562,067
Cash and cash equivalents at beginning of the period	$741,230	$992,825	$2,434,883	$340,755
Cash and cash equivalents at end of the period	$1,503,137	$902,822	$1,503,137	$902,822

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

For the period of January to March 31, 2012, the Company purchased $ 7,518 Furniture and equipments.  For the period of April to June 30, 2012, the Company purchased $ 4,031 Furniture and equipments, and $ 3,752 electronic data processing equipments.  For the period of July to September 30, 2012, the Company purchased $ 7,399 Furniture and equipments, and $ 3,693 electronic data processing equipments.

As of September 30, 2012, the company has furniture, Computer and data processing equipments, and equipments at a purchase cost of $ 120,485 and $ 31,726 of accumulated depreciation expense was recorded.

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

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Account Receivable

As of September 30, 2012, the company had a total of $ 1,053,211 account receivable from it major customers. Detail showed as below.

9/30/2012

Chuzhou FuDa	$73,299
Domestic LLC	$209
Electrolux- Australia	$242,507
Electrolux-Anderson-US	$98,132
Electrolux-Mexico	$63,619
Electrolux Do Brasil	$58,790
Electrolux-Major Appliance	$47,168
Electrolux Italy	$160,793
Electrolux Hungary	$243,557
Electrolux St. Cloud	$16,881
General Electric Company	$520
New Allied Electronics	$596
Stanco Metal Products Inc	$27,268
Sigma Rrfrigeration Ltd	$16,350
ZhongNanFuRui	$3,522
TOTAL AR	$1,053,211

Accrued Interest Receivable

In October 1, 2011, the company entered a loan agreement of $224,602 with its main supplier Zhong Nan Fu Rui Mechanical electronics Co., Ltd at interest rate of 5.00%, term October 1, 2011 to October 1, 2013.  As of September 30, 2012, total of $ 11,230 accrued interest receivable with interest rate at 5.00% was incurred.

Income Tax Payable

For the period of January 1 to September 30, 2012 and 2011, the Company incurred income tax expense of $ 94,891 and $ 163,500 respectively.  As of September 30, 2012, the income taxes payable of the Company was $ 0.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Account Payable

The Company incurred accounts payable including professional fees, purchases, payroll and payroll tax liability, and other service fee payables.

As of September 30, 2012, the company had a total of $ 3,080,699 account payable, which was included $ 111,856 for Zhong Nan Fu Rui, $ 2,731,727 for Chu Zhou Fu Da, $ 99,509 for Qingdao Fu Bi Da, $ 32,625 for Shang Hai Fu Lu International Trading, and $ 25,864 for US suppliers, $ 55,368 for salary and payroll tax payable, and $ 23,750 for all other account payable.

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

At September 30, 2012, the company had 16,615 Icemakers and 749,087 pieces motors ending inventory at a value $2,253,300.

Therefore, as of September 30, 2012, the Company had total ending inventory of $ 2,179,329.

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

For the fiscal quarter ended September 30, 2012, the Company had total net revenue of $ 3,977,616.

For the period July 1 to September 30, 2012, the Company sold icemakers and motors to, Electrolux USA, located at Charlotte NC for sales of $ 3,034,967. The icemakers and motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd; all the icemakers and motors were shipped out at FOB shipping point Nanjing, China.

The company also sold motors, to Stanco Metal Products for $ 27,268; the motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd; all the motors were shipped out at FOB shipping point Nanjing, China.

For the three months ended September 30, 2012, the Company sold icemakers, components, and tooling service to Electrolux –Australia for $ 204,334. The icemakers and components were manufactured and supplied by Chu Zhou Fu Da Mechanical and Electronics; all the icemakers and components were shipped out at FOB shipping point Nanjing, China.

The Company sold DAC Boxes, Deflector, push buttons, Magnets, Motors and other related parts to Electrolux –Italy for total $ 121,986. The DAC Boxes, Magnets, Motors and other related parts were manufactured and supplied by Zhong Nan Fu Rui; all the DAC Boxes magnets, and motors were shipped out at FOB shipping point Qingdao, China.

The Company also sold DAC Boxes, Magnets, Motors, and other related parts to Electrolux – Hungry for total $ 325,698. The DAC Boxes, magnets and Motors were manufactured and supplied by Zhong Nan Fu Rui; all the DAC Boxes magnet, and motors were shipped out at FOB shipping point Qingdao, China.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenues Recognition (Continued)

The Company also sold DAC Boxes to Electrolux –Sweden for $ 4,559. The DAC Box were manufactured and supplied by Zhong Nan Fu Rui; all the DAC Boxes were shipped out at FOB shipping point Qingdao, China.

The company sold Motors, icemakers, and some related refrigerator appliance parts to North Carolina Electrolux Major Appliances, Inc for $ 78,258. The parts, icemakers, and motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

The company sold thermostats and icemakers to an US company, Exact Replacement Parts for $ 26,400. The parts were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

For the period of July to September 30, 2012, the Company sold thermostats and other related key parts for icemakers and motors, to ChuZhouFuDa. The parts were used for the icemakers and motors. Flurida Group purchased the parts from Wako Electronics, Inc., an US Company located at Louisville, KY 40299.  Flurida Group also sold Rocker Switch, the key parts for icemakers, to Zhong Nan Fu Rui and ChuZhouFuDa.  The parts, Rocker Switch, were used for the icemakers .The Company purchased the parts, Rocker Switch, from CW Industries, an US Company located at Southampton, PA; and also Flurida Group purchased some other related key parts from corporate America, and then sold to Zhong Nan Fu Rui and ChuZhouFuDa. Flurida Group, Inc. adds averaged 5% - 10% margin based on the cost of purchase, then sold to them, so, $ 56,750 were sold and invoiced to ChuZhouFuDa in the fiscal quarter ended September 30, 2012.

The company sold icemakers to an US company, Domestic LLC for $ 29,442. And the icemakers were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd; all the icemakers were shipped out at FOB shipping point Nanjing, China.

The company sold parts and icemakers to General Electric Company for $ 5417. The parts were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenues Recognition (Continued)

The company sold motors and components to Sigma Refrigeration Ltd for $ 32,700. The parts were manufactured and supplied by Zhong Nan Fu Rui, and were shipped out at FOB shipping point at Qingdao, China. The motors were manufactured and supplied by and ChuZhou FuDa Mechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

The company sold stove to The Paradigm Project for $ 30,031. The stoves were manufactured and supplied by Zhong Nan Fu Rui, and were shipped out at FOB shipping point at Qingdao, China.

In summary, for the period of July 1 to September 30, 2012, the Company incurred the total gross sales of $ 3,977,811. And the Company had net sales returns and discounts of $195, so, a total of $ 3,977,616 net sales were recorded. The cost of goods sold is discussed in details in Note C, Related Party Transactions.

Operating Expense

Operating Expenses includes research and development expense, all selling, general and administrative expenses, and depreciation expenses for Flurida Group Inc.  For the fiscal quarter ended September 30, 2012 and 2011, the Company had total operating expenses of $262,835 and $ 217,728 respectively, which include the research and development expense of $ 2,116 and $ 0, and depreciation expenses of $ 5,349 and $ 2,758, and selling, general and administrative expense of $255,370 and $ 214,969.

For the nine months ended September 30, 2012 and 2011, the Company had total operating expenses of $883,619 and $ 728,964 respectively, which include the research and development expense of $ 17,087 and $ 0, and depreciation expenses of $ 15,372 and $ 11,010 and selling, general and administrative expense of $ 851,160 and $ 717,954. Detail was showed on Exhibit A.

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

The total payroll expenses for the fiscal quarter ended and nine months ended September 30, 2012 and 2011 were listed as follows:

	Nine Months Ended		Three Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Payroll Expense - ER
Federal Unemployment Tax	392		-
State Unemployment Tax	1,533	2,168	-	308
US Medicare Tax - ER	7,506	5,984	2,320	2,092
US Social Security Tax -ER	22,645	15,631	4,495	3,522
Payroll Expense - ER - Other	279	232
Total Payroll Expense - ER	32,355	24,015	6,815	5,923
Payroll Expenses - EE
Federal Tax Withholding	93,247	75,347	30,074	27,525
State Tax Withholding	32,318	23,810	10,143	7,829
US Medicare Tax -EE	7,506	5,984	2,320	2,092
US Net Salaries payment - EE	368,024	296,282	113,693	97,022
US Social Security Tax - EE	15,340	11,092	3,045	2,386
Total Payroll Expenses - EE	516,435	412,515	159,275	136,856

Total Payroll Expenses	$548,790	$436,530	$166,090	$142,778

Professional Fee

Professional fees are consist of accounting and auditing fee, legal fee, commission and consulting expenses, SEC filling fee, and other professional expenses. The total professional fees were $13,763 and $ 15,091 for the fiscal quarter ended September 30, 2012 and 2011 respectively.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Professional Fee (Continued)

	Nine Months Ended		Three Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Professional Fees
Accounting & Auditing service	36,250	35,963	-	1,045
Auditing Factory	7,560	4,980	2,250
Commission & Consultant fee	24,041	33,783	6,434	11,101
Legal fee	7,119	2,980	3,200
Edgar SEC Filing Fee	1,634	8,730	1,634	2,500
Transfer Agent Service	945	970	245	445
Total Professional Fees	$77,549	$87,407	$13,763	$15,091

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

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

Business Combinations — The new guidance on business combinations retains the underlying concepts of the previously issued standard in that the acquirer of a business is required to account for the business combination at fair value. As with previous guidance, the assets and liabilities of the acquired business are recorded at their fair values at the date of acquisition. The excess of the purchase price over the estimated fair values are recorded as goodwill. The new pronouncement results in some changes to the method of applying the acquisition method of accounting for business combinations in a number of significant aspects. Under the new guidance, all acquisition costs are expensed as incurred and in-process research and development costs are recorded at fair value as an indefinite-lived intangible asset. Prior to the adoption, in-process research and development costs were immediately expensed and acquisition costs were capitalized. Further, the new guidance generally requires restructuring charges associated with a business combination to be expensed subsequent to the acquisition date.

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

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – RELATED PARTY TRANSACTIONS

As of September 30, 2012, total 29,277,760 shares were issued to officers and directors.  Please see the table below for details:

Name	Total Shares	Total Amount	Percentage

Fenglan Li	165,000	15,750	0.42%
Fuling Li	115,000	10,750	0.29%
Ying Zhong	2,000,000	200,000	5.13%
Jianfeng Ding & Yaru Huang	26,997,760	323,998	69.24%
Total	29,277,760	$550,498	75.08%

• Based on total issued shares as of December 31, 2009: 38,990,827. • Total outstanding issued shares as of September 30, 2012: 38,990,827

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

At the period ended June 30, 2012, the Company had ending inventory $2,451,503 that was purchased from Zhong Nan Fu Rui and ChuZhou FuDa.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – RELATED PARTY TRANSACTIONS (Continued)

Cost of Goods Sold (Continued)

From the period July 1 to September 30, 2012, Flurida Group, Inc. purchased Motors and parts from Zhong Nan Fu Rui at total cost of $ 323,841 for FOB shipping point at Qingdao, China.

The Company purchased Icemakers and parts from ChuZhou FuDa at total cost of $ 2,977,034 for FOB shipping point at Nanjing, China.

To manufacture the related refrigerator appliance parts, Chu Zhou Fu Da., needs key parts made in USA, which were purchased through Flurida Group, Inc. in USA.  The costs of purchasing the parts were $ 67,500 in the fiscal quarter end September 30, 2012.

For the fiscal quarter ended September 30, 2012, the Company had total purchase of $ 3,368,375.

At the periods ended September 30, 2012, the company had 16,615 Icemakers and 749,087 pieces motors ending inventory at a value $ 2,179,329.

For the period of July 1 to September 30, 2012, the company had freight cost and warehouse cost of $ 11,419.

Therefore, in the fiscal quarter ended September 30, 2012, the Company incurred a total cost of good sold of $ 3,651,968.

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

There were no new shares issued for the period January 1, 2012 to September 30, 2012.

Therefore, as of September 30, 2012 total shares issued and outstanding are 38,990,827.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E – GOING CONCERN

The Company’s operating history and financial resources may raise doubt about its ability to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations. In the fiscal quarter ended September 30, 2012, the Company generated sales revenue of $3,977,616. The Company’s significant customers are Electrolux and its subsidiaries located in various countries. Electrolux and its subsidiaries are operated independently in various countries, the management assess that it is unlikely if Electrolux and its subsidiary discontinue the purchase in near future due to the Company secured a purchase order in next three years with Electrolux and its subsidiaries. Because of the concentration of the customer and supplier base and Company’s heavily reliance on the Electrolux and its subsidiaries, Company may face the difficulty as going concern. However, the going concern may be mitigated due to the close relationship between the Company and it’s suppliers, Zhong Nan Fu Rui and Chuzhou Fuda Mechanical & Electronics Co., Ltd , which are 100% owned by the founder, Jianfeng Ding. Zhong Nan Fu Rui and Chuzhou Fuda Mechanical & Electronics Co., Ltd.’s current customers can be served by the Company for the same quality of products and services. Besides, as of September 30, 2012, the cash and cash equivalent balance was $1,503,137, the management believes that the revenues will be generated and its cash flows will be maintained to cover its operational costs and the risk of going concern in long term is significantly low.

Exhibit A

	Nine Months Ended	Nine Months Ended	Three Months Ended	Three Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Operating expenses
Administration Expense	945	2,071	161	-
Bank Service Charges	43,245	3,653	28,655	445
Business Registration	904	1,494	904	-
Certification	35,417	40,368	7,312	6,296
Computer and Internet Expenses	1,057	760	188	256
Credit card finance charge	218	-	218	-
Depreciation Expenses	15,372	11,010	5,349	2,758
Fuel charge	1,527	784	165	51
Gift and Promotion	5,961	4,670	2,304	620
Insurance Expense	945	945	945	945
Meals and Entertainment	11,224	13,326	2,621	1,064
Office Supplies	6,491	10,372	1,495	1,711
Parking Fee	624	282	87	62
Payroll Expenses	548,790	436,530	166,090	142,778
Penalty and Fine Expense	-	218	-	218
Postage and Shipping	7,618	4,088	3,372	1,775
Professional Fees	77,549	87,407	13,763	15,091
Rent Expense	39,082	38,913	13,090	12,989
Repair and Maintenance	2,100	150	1,350	150
Research and Development Expense	17,087	-	2,116	-
Service Cost	277	4,406	-	3,037
Telephone Expense	7,748	6,285	2,673	1,879
Travel Expense
Air agent fee	2,008	799		704
Airfare	28,562	34,732	4,059	14,115
Car Rental	4,451	3,065	1,447	517
Hotel Expense	22,340	19,815	3,797	9,808
Local Transportation	231	582	-	110
Travel Expense - Other	-	1,134	-	-
Total Travel Expense	57,592	60,127	9,303	25,253
Utilities	1,846	1,107	674	352
Total Operating Expense	883,619	728,964	262,835	217,728

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

Results of Operations

For the three months ended September 30, 2012 vs. September 30, 2011.

Revenue

For the three months ended September 30, 2012 and 2011, the Company had total net revenues of $ 3,977,616 and $ 4,168,202 respectively.  This is a decrease of 5.00% due to the sales price decreasing.

For the period July 1 to September 30, 2012, the Company sold icemakers and motors to, Electrolux USA, located at Charlotte NC for sales of $ 3,034,967. The icemakers and motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd; all the icemakers and motors were shipped out at FOB shipping point Nanjing, China.

The company also sold motors, to Stanco Metal Products for $ 27,268; the motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd; all the motors were shipped out at FOB shipping point Nanjing, China.

For the three months ended September 30, 2012, the Company sold icemakers, components, and tooling service to Electrolux –Australia for $ 204,334. The icemakers and components were manufactured and supplied by Chu Zhou Fu Da Mechanical and Electronics; all the icemakers and parts were shipped out at FOB shipping point Nanjing, China.

The Company sold DAC Boxes, Deflector, push buttons, Magnets, Motors and other related parts to Electrolux –Italy for total $ 121,986. The DAC Boxes, Magnets, Motors and other related parts were manufactured and supplied by Zhong Nan Fu Rui; all the DAC Boxes magnets, and motors were shipped out at FOB shipping point Qingdao, China.

The Company also sold DAC Boxes, Magnets, Motors, and other related parts to Electrolux – Hungry for total $ 325,698. The DAC Boxes, magnets and Motors were manufactured and supplied by Zhong Nan Fu Rui; all the DAC Boxes magnet, and motors were shipped out at FOB shipping point Qingdao, China.

The Company also sold DAC Boxes to Electrolux –Sweden for $ 4,559. The DAC Box were manufactured and supplied by Zhong Nan Fu Rui; all the DAC Boxes were shipped out at FOB shipping point Qingdao, China.

The company sold Motors, icemakers, and some related refrigerator appliance parts to North Carolina Electrolux Major Appliances, Inc for $ 78,258. The parts, icemakers, and motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

The company sold thermostats and icemakers to an US company, Exact Replacement Parts for $ 26,400. The parts were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

For the period of July to September 30, 2012, the Company sold thermostats and other related key parts for icemakers and motors, to ChuZhouFuDa. The parts were used for the icemakers and motors. Flurida Group purchased the parts from Wako Electronics, Inc., an US Company located at Louisville, KY 40299.  Flurida Group also sold Rocker Switch, the key parts for icemakers, to Zhong Nan Fu Rui and ChuZhouFuDa.  The parts, Rocker Switch, were used for the icemakers .The Company purchased the parts, Rocker Switch, from CW Industries, an US Company located at Southampton, PA; and also Flurida Group purchased some other related key parts from corporate America, and then sold to Zhong Nan Fu Rui and ChuZhouFuDa. Flurida Group, Inc. adds averaged 5% - 10% margin based on the cost of purchase, then sold to them, so, $ 56,750 were sold and invoiced to ChuZhouFuDa in the fiscal quarter ended September 30, 2012.

The company sold icemakers to an US company, Domestic LLC for $ 29,442. And the icemakers were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd; all the icemakers were shipped out at FOB shipping point Nanjing, China.

The company sold parts and icemakers to General Electric Company for $ 5417. The parts were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

The company sold motors and components to Sigma Refrigeration Ltd for $ 32,700. The parts were manufactured and supplied by Zhong Nan Fu Rui, and were shipped out at FOB shipping point at Qingdao, China. The motors were manufactured and supplied by and ChuZhou FuDa Mechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

The company sold stove to The Paradigm Project for $ 30,031. The stoves were manufactured and supplied by Zhong Nan Fu Rui, and were shipped out at FOB shipping point at Qingdao, China.

In summary, for the period of July 1 to September 30, 2012, the Company incurred the total gross sales of $ 3,977,811. And the Company had net sales returns and discounts of $195, so, a total of $ 3,977,616 net sales were recorded.

Cost of Revenue

Our Costs of Goods Sold, as we expected increased slightly due to increasing Chinese Yuan’s currency exchange rate, labor costs, and raw materials.  We anticipate this trend to continue and may adjust our unit price upward to reduce the impact of rising costs.

For the three months ended September 30, 2012, the Company incurred a total cost of goods sold of $ 3,651,968 compared to $ 3,729,734 for the three months period ended September 30, 2011.  This is a decrease of 2.00%.  The reasons for this decrease are primarily due to the motor purchase price decrease.

From the period July 1 to September 30, 2012, Flurida Group, Inc. purchased Motors and parts from Zhong Nan Fu Rui at total cost of $ 323,841 for FOB shipping point at Qingdao, China.

The Company purchased Icemakers and parts from ChuZhou FuDa at total cost of $ 2,977,034 for FOB shipping point at Nanjing, China.

To manufacture the related refrigerator appliance parts, Chu Zhou Fu Da., needs key parts made in USA, which were purchased through Flurida Group, Inc. in USA.  The costs of purchasing the parts were $ 67,500 in the fiscal quarter end September 30, 2012.

For the fiscal quarter ended September 30, 2012, the Company had total purchase of $ 3,368,375.

At the period ended June 30, 2012, the Company had ending inventory $2,451,503 that was purchased from Zhong Nan Fu Rui and ChuZhou FuDa.

At the periods ended September 30, 2012, the company had 16,615 Icemakers and 749,087 pieces motors ending inventory at a value $ 2,179,329.

For the period of July 1 to September 30, 2012, the company had freight cost and warehouse cost of $ 11,419.

Therefore, in the fiscal quarter ended September 30, 2012, the Company incurred a total cost of good sold of $ 3,651,968.

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

Expense

Our operating Expenses include research and development expense, all selling, general and administrative expenses, and depreciation expenses.

	Three Months Ended	Three Months Ended
	September 30, 2012	September 30, 2011
Operating expenses
Administration Expense	161	-
Bank Service Charges	28,655	445
Business Registration	904	-
Certification	7,312	6,296
Computer and Internet Expenses	188	256
Credit card finance charge	218	-
Depreciation Expenses	5,349	2,758
Fuel charge	165	51
Gift and Promotion	2,304	620
Insurance Expense	945	945
Meals and Entertainment	2,621	1,064
Office Supplies	1,495	1,711
Parking Fee	87	62
Payroll Expenses	166,090	142,778
Penalty and Fine Expense	-	218
Postage and Shipping	3,372	1,775
Professional Fees	13,763	15,091
Rent Expense	13,090	12,989
Repair and Maintenance	1,350	150
Research and Development Expense	2,116	-
Service Cost	-	3,037
Telephone Expense	2,673	1,879
Travel Expense
Air agent fee		704
Airfare	4,059	14,115
Car Rental	1,447	517
Hotel Expense	3,797	9,808
Local Transportation	-	110
Travel Expense - Other	-	-
Total Travel Expense	9,303	25,253
Utilities	674	352
Total Operating Expense	262,835	217,728

Started from January l, 2011, Flurida Group’s salaries amount of officers Jianfeng Ding, Yaru Huang, and Ying Zhong were $350,000, $80,000, $80,000, respectively. The Social Security tax and Medicare tax were paid by both employer and employees in USA; employees also withheld portion of Federal and State tax calculate by each individual’s status. All of the tax was submitted to Internal Revenue Service and local government at a semiweekly basis. And Flurida Group USA hired employees to taking care of the office, research and development, and marketing activities, therefore, the Company incurred a total payroll expense of $ 166,090 for the quarter end September 30, 2012.  For maintaining and operating the business, the Company expensed a total of $ 13,763 professional fee, which was included the accounting fee, commission and consulting fee for enlarge sales volume, and other professional expenses. In order to increasing the sales in Europe and North America, the Company expensed $ 7,312 certification fees on the products we sold or exported.  Due to the raise of sale volume and customers, the Company had travel expenses of $ 9,303; and the Company incurred $ 2,116 research and development expenses for the three months ended September 30, 2012.

We expect selling, general, and administrative expenses to increase in future periods as we initiate a number of marketing and promotional activities.

Income Taxes

We are subject to income taxes in the U.S., while the subsidiary in Italy is subject to the income tax laws of Italy. We incurred income tax expense of $ 30,458 and $ 97,350 for the quarter ended September 30, 2012 and 2011 respectively. As of September 30, 2012, the company had income taxes payable of $ 0.

Net Income

For the reasons set forth above, we had a net income of $ 36,633 and $ 127,379 for the three months period ended September 30, 2012 and 2011 respectively.

For the nine months ended September 30, 2012 vs. September 30, 2011.

Revenue

For the nine months ended September 30, 2012 and 2011, the Company had total revenues of $ 11,566,465 and $ 11,190,387 respectively.  This is an increase of 3.36%.

For the period January 1 to September 30, 2012, the Company sold icemakers and motors to, Electrolux USA, located at Charlotte NC for sales of $ 8,344,882. The motors were manufactured and supplied by Zhong Nan Fu Rui and ChuZhou FuDa Mechanical & Electronics Co.; the motors manufactured and supplied by Zhong Nan Fu Rui were shipped out at FOB shipping point Qingdao, China.  And the icemakers were manufactured and supplied by ChuZhou FuDa Mechanical & Electronics Co., Ltd; all the motors and icemakers manufactured and supplied by ChuZhou FuDa Mechanical & Electronics Co were shipped out at FOB shipping point Nanjing, China.

The company also sold motors, to Stanco Metal Products for $118,161; the motors were manufactured and supplied by Zhong Nan Fu Rui and ChuZhou FuDa Mechanical & Electronics Co, and the motors manufactured and supplied by Zhong Nan Fu Rui were shipped out at FOB shipping point Qingdao, China. And the motors and icemakers manufactured and supplied by ChuZhou FuDa Mechanical & Electronics Co were shipped out at FOB shipping point Nanjing, China.

The Company also sold Motors to Electrolux –ST. Cloud for $ 16,875. The motors were manufactured and supplied by Zhong Nan Fu Rui and shipped out at FOB shipping point at Qingdao, China.

For the nine months ended September 30, 2012, the Company sold icemakers, components, and tooling service to Electrolux –Australia for $ 799,921. The icemakers were manufactured and supplied by Chu Zhou Fu Da Mechanical & Electronics; all the icemakers were shipped out at FOB shipping point Nanjing, China.

The Company sold DAC Boxes, Deflector, push buttons, Magnets, Motors and other related parts to Electrolux –Italy for total $ 391,437. The DAC Boxes, Magnets, Motors and other related parts were manufactured and supplied by Zhong Nan Fu Rui, and Qingdao Fu Bi Da; all the DAC Boxes magnets, and motors were shipped out at FOB shipping point Qingdao, China.

The Company also sold DAC Boxes, Magnets, Motors, and other related parts to Electrolux – Hungry for total $ 1,186,835. The DAC Boxes, magnets and Motors were manufactured and supplied by Zhong Nan Fu Rui, and Qingdao Fu Bi Da respectively; all the DAC Boxes magnet, and motors were shipped out at FOB shipping point Qingdao, China.

The Company also sold DAC Boxes to Electrolux –Sweden for $ 18,699. The DAC Box were manufactured and supplied by Qingdao Fu Bi Da and Zhong Nan Fu Rui; all the DAC Boxes were shipped out at FOB shipping point Qingdao, China.

The company sold Motors, icemakers, and some related refrigerator appliance parts to North Carolina Electrolux Major Appliances, Inc for $ 196,660. The parts were manufactured and supplied by Zhong Nan Fu Rui and ChuZhou FuDa Mechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point at Qingdao and at FOB shipping point Nanjing, China.

The Company also sold Motors to Electrolux –Do Brasil for $ 107,002 in the period of January to September 30, 2012. The motors were manufactured and supplied by Zhong Nan Fu Rui. and shipped out at FOB shipping point at Qingdao, China.

The company sold thermostats and icemakers to an US company, Exact Replacement Parts for $ 63,593. The parts were manufactured and supplied by Zhong Nan Fu Rui and ChuZhou FuDa Mechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point at Qingdao and at FOB shipping point Nanjing, China.

For the period of January to September 30, 2012, the Company sold thermostats and other related key parts for icemakers and motors, to Zhong Nan Fu Rui and ChuZhouFuDa. The parts were used for the icemakers and motors. Flurida Group purchased the parts from Wako Electronics, Inc., an US Company located at Louisville, KY 40299.  Flurida Group also sold Rocker Switch, the key parts for icemakers, to Zhong Nan Fu Rui and ChuZhouFuDa.  The parts, Rocker Switch, were used for the icemakers .The Company purchased the parts, Rocker Switch, from CW Industries, an US Company located at Southampton, PA; and also Flurida Group purchased some other related key parts from corporate America, and then sold to Zhong Nan Fu Rui and ChuZhouFuDa. Flurida Group, Inc. adds averaged 5% - 10% margin based on the cost of purchase, then sold to them, so, $ 2,880 and $ 242,471 were sold and invoiced to Zhong Nan Fu Rui and ChuZhouFuDa respectively in the nine months ended September 30, 2012.

The company also sold parts, icemakers, and other related services to General Electric Company for $ 34,710.

The company sold icemakers to an US company, Domestic LLC for $ 68,435. And the icemakers were manufactured and supplied by ChuZhou FuDa Mechanical & Electronics Co., Ltd; all the icemakers were shipped out at FOB shipping point Nanjing, China.

The company sold motors and components to Sigma Refrigeration Ltd for $ 32,700. The parts were manufactured and supplied by Zhong Nan Fu Rui, and were shipped out at FOB shipping point at Qingdao, China. The motors were manufactured and supplied by and ChuZhou FuDa Mechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

The company sold stove to The Paradigm Project for $ 44,031. The stoves were manufactured and supplied by Zhong Nan Fu Rui, and were shipped out at FOB shipping point at Qingdao, China.

The Company also had components and other tooling and service income of $ 28,912 from corporate America.

In summary, for the period of January 1 to September 30, 2012, the Company incurred the total gross sales of $ 11,698,203. And the Company had net sales discounts and returns of $ 131,738, so, a total of $ 11,566,465 net revenues were recorded.

Cost of Revenue

Our Costs of Goods Sold, as we expected increased slightly due to increasing Chinese Yuan’s currency exchange rate, labor costs, and raw materials.  We anticipate this trend to continue and may adjust our unit price upward to reduce the impact of rising costs.

For the nine months ended September 30, 2012, the Company incurred a total cost of goods sold of $ 10,509,527 compared to $ 10,113,995 for the nine months period ended September 30, 2011.  This is an increase of 4.00%.  The reasons for this increase are primarily due to the sales increases.

From the period January 1 to September 30, 2012, Flurida Group, Inc. purchased Motors and parts from Zhong Nan Fu Rui at total cost of $ 1,066,218 for FOB shipping point at Qingdao, China.

Flurida Group, Inc. also purchased Motors, Deflectors, Icemakers, Magnets, Dac boxes, and other related parts from Qingdao Fubida Electronics Co., Ltd. at total cost of $ 113,103 for FOB shipping point at Qingdao, China.

The Company purchased Icemakers, motors, and parts from ChuZhou FuDa at total cost of $ 9,490,545 for FOB shipping point at Nanjing, China.

In addition, Flurida Group, Inc. purchased Magnets, Icemakers, Timers and related parts from Shanghai Fulu International Trading Co., Ltd., at total cost of $16,210 for FOB shipping point at Shanghai, China.

To manufacture the related refrigerator appliance parts, Zhong Nan Fu Rui and Chu Zhou Fu Da., needs key parts made in USA, which were purchased through Flurida Group, Inc. in USA.  The costs of purchasing the parts were $ 292,007 in the nine months ended September 30, 2012.

For the period of January 1 to September 30, 2012, the Company had total purchase of $ 10,978,083.

At the period of January 1 to September 30, 2012, the company returned $ 115,801 motors that purchased previously to the supplier Zhong Nan Fu Rui Mechanical Electronics Manufacturing Co., Ltd.

At the year ended December 31, 2011, the Company had ending inventory $1,803,674 that was purchased from Zhong Nan Fu Rui and ChuZhou FuDa.

At the periods ended September 30, 2012, the company had 16,615 Icemakers and 749,087 pieces motors ending inventory at a value $ 2,179,329.

For the period of January 1 to September 30, 2012, the company had freight cost, warehouse cost, and other cost of $ 22,899.

Therefore, at the nine months ended September 30, 2012, the Company incurred a total cost of good sold of $ 10,509,527.

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

We expect the cost of goods sold will be increase in future periods as the fluctuation of currency exchange rate, increase of labor costs and raw materials.

Our gross margin may not be comparable to those of other entities, since some other entities may include all or allocate portion of the costs related to their distribution network into cost of goods sold.

Expense

Our operating Expenses include research and development expense, all selling, general and administrative expenses, and depreciation expenses.

	Nine Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2011
Operating expenses
Administration Expense	945	2,071
Bank Service Charges	43,245	3,653
Business Registration	904	1,494
Certification	35,417	40,368
Computer and Internet Expenses	1,057	760
Credit card finance charge	218	-
Depreciation Expenses	15,372	11,010
Fuel charge	1,527	784
Gift and Promotion	5,961	4,670
Insurance Expense	945	945
Meals and Entertainment	11,224	13,326
Office Supplies	6,491	10,372
Parking Fee	624	282
Payroll Expenses	548,790	436,530
Penalty and Fine Expense	-	218
Postage and Shipping	7,618	4,088
Professional Fees	77,549	87,407
Rent Expense	39,082	38,913
Repair and Maintenance	2,100	150
Research and Development Expense	17,087	-
Service Cost	277	4,406
Telephone Expense	7,748	6,285
Travel Expense
Air agent fee	2,008	799
Airfare	28,562	34,732
Car Rental	4,451	3,065
Hotel Expense	22,340	19,815
Local Transportation	231	582
Travel Expense - Other	-	1,134
Total Travel Expense	57,592	60,127
Utilities	1,846	1,107
Total Operating Expense	883,619	728,964

Started from January l, 2011, Flurida Group’s salaries amount of officers Jianfeng Ding, Yaru Huang, and Ying Zhong were $350,000, $80,000, and $80,000, respectively. The Social Security tax and Medicare tax were paid by both employer and employees in USA; employees also withheld portion of Federal and State tax calculate by each individual’s status. All of the tax was submitted to Internal Revenue Service and local government at a semiweekly basis. And Flurida Group USA hired employees to taking care of the office, research and development, and marketing activities, therefore, the Company incurred a total payroll expense of $548,790 for the nine months period end September 30, 2012.  For maintaining and operating the business, the Company expensed a total of $77,549 professional fee, which was included the accounting fee, commission and consulting fee for enlarge sales volume, and other professional expenses. In order to increasing the sales in Europe and North America, the Company expensed $35,417 certification fees on the products we sold or exported. Due to the raise of sale volume and customers, the Company had travel expenses of $ 57,592; and the Company incurred $17,087 research and development expenses for the nine months ended September 30, 2012.

We expect selling, general, and administrative expenses to increase in future periods as we initiate a number of marketing and promotional activities.

Income Taxes

We are subject to income taxes in the U.S., while the subsidiary in Italy is subject to the income tax laws of Italy. We incurred income tax expense of $ 94,891 and $ 163,500 for the nine months period ended September 30, 2012 and 2011 respectively. As of September 30, 2012, the company had income taxes payable of $ 0.

Net Income

For the reasons set forth above, we had a net income of $86,757 and $195,741 for the nine months period ended September 30, 2012 and 2011 respectively.

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

Liquidity and Capital Resources

	At September 30	At September 30	At December 31
	2012	2011	2011

Current Ratio*	1.52	1.49	1.85
Cash	$1,503,137	$902,822	$741,230
Working Capital**	$1,395,979	$1,273,385	$1,348,331
Total Assets	$5,066,532	$5,051,656	$3,622,633
Total Liabilities	$3,339,698	$3,385,852	$1,962,891

Total Equity	$1,726,834	$1,665,804	$1,659,742

Total Debt/Equity***	1.93	2.03	1.18

*Curent Ratio = Current Assets /Current Liabilities

**Working Capital = Current Assets - Current Liabilities

*** Total Debt / Equity = Total Liabilities / Total Shareholders Equity.

The Company’s overall working capital was increased to $1,395,979, in the period ended September 30, 2012 from $1,273,385 in the period ended September 30, 2011, due to the increase of the cash balance and inventory.

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

Our activities for generating cash flows were operating activities in 2012 and 2011. There were no financing activities incurred for the three months ended September 30, 2012, and 2011. The management will continue to improve our current business on marketing, customer services and general administrative activities effectiveness, also we focus on develop our new products such as electronic ice maker; high efficiency; and LED products.

The Company had cash and cash equivalents of $ 1,503,137 at September 30, 2012 and $ 1,395,979 of working capital, and cash and cash equivalents of $ 902,822 at September 30, 2011 and $ 1,273,385 of working capital.

The total debt of $ 3,339,698 for September 30, 2012 included account payable of $ 111,856 for Zhong Nan Fu Rui, $ 2,731,727 for Chu Zhou Fu Da, $ 99,509 for Qiongdao Fu Bi Da, $ 32,625 for Shang Hai Fu Lu International Trading, and $ 25,864 for US suppliers, $ 55,368 for salary and payroll tax payable, and $ 23,748 for all other account payable, and $ 258,999 unearned revenue.

The total debt of $ 3,385,851 for September 30, 2011 that is included the amount of $ 3,247,784 accounts payable,  $ 107,209 income tax payable and $ 30,859 unearned revenue.

The Company’s operating history and financial resources may raise doubt about its ability to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations. In the fiscal quarter ended September 30, 2012, the Company generated sales revenue of $3,977,616. The Company’s significant customers are Electrolux and its subsidiaries located in various countries. Electrolux and its subsidiaries are operated independently in various countries, the management assess that it is unlikely if Electrolux and its subsidiary discontinue the purchase in near future due to the Company secured a purchase order in next three years with Electrolux and its subsidiaries. Because of the concentration of the customer and supplier base and Company’s heavily reliance on the Electrolux and its subsidiaries, Company may face the difficulty as going concern. However, the going concern may be mitigated due to the close relationship between the Company and it’s suppliers, Zhong Nan Fu Rui and Chuzhou Fuda Mechanical & Electronics Co., Ltd , which are 100% owned by the founder, Jianfeng Ding. Zhong Nan Fu Rui and Chuzhou Fuda Mechanical & Electronics Co., Ltd.’s current customers can be served by the Company for the same quality of products and services. Besides, as of September 30, 2012, the cash and cash equivalent balance was $ 1,503,137, the management believes that the revenues will be generated and its cash flows will be maintained to cover its operational costs and the risk of going concern in long term is significantly low.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at September 30, 2012 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at September 30, 2012, our disclosure controls and procedures are not effective.

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

(a)       Unregistered Sales of Equity Securities.

The Registrant did not sell any unregistered securities during the three months ended September 30, 2012.

(b)       Use of Proceeds.

The Registrant did not sell any unregistered securities during the three months ended September 30, 2012.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.          Exhibits.

(a)  Exhibits.

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

32.2 *	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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

Flurida Group, Inc.,
a Nevada corporation

Title	Name	Date	Signature

Principal Executive Officer	Jianfeng Ding	November 14, 2012	/s/ Jianfeng Ding

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Jianfeng Ding	Jianfeng Ding	Principal Executive Officer and Director	November 14, 2012

/s/ Yaru Hang	Yaru Hang	Principal Financial Officer and Principal Accounting	November 14, 2012
Officer

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

32.2 *	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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