Form 10-K
period 2012-12-31
FLURIDA GROUP INC
filed 2013-03-29
CIK 1430960

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
_____________________

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes ☐   No ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant (based upon the closing price of the Registrant’s Common Stock as of June 30, 2012) was approximately $116,556.80 (based on 9,713,067 shares of common stock outstanding held by non-affiliates on such date, $0.012 per share).  Shares of the Registrant’s Common Stock held by each executive officer and director and by each entity or person that, to the Registrant’s knowledge, owned 5% or more of the Registrant’s outstanding Common Stock as of June 30, 2012 have been excluded in that such persons may be deemed to be affiliates of the Registrant.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of Registrant’s Common Stock, $0.001 par value, was 39,290,827 shares as of December 31, 2012.

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

Flurida Group European S.R.L (“Flurida European”): Flurida Group European S.R.L. was established on December 28, 2007 and is 100% owned by Flurida Group, Inc. Flurida European is in the business of trading services, distribution, and marketing of the appliance parts in Europe. The Flurida European office was closed in July 2012

Flurida Group leased a warehouse at 24412 S Main Street, Carson, CA 90745 on September 1, 2010.

Business

Our main business is the sale of appliance parts in Asia, Europe, Australia, North and South America.

We also sold stove, thermostat and other electronic components in 2012.

Our Main Products

We sell the following main types of appliance parts:

•
Automatic Refrigerator Build-in Icemaker: The automatic refrigerator build-in icemaker is designed for household refrigeration products, such as refrigerator, under-counter refrigerator, freezer to make the ice cubes automatically.

•
Refrigerator Through-Door or In-Door Ice Water System: Refrigeration Through-Door Ice Water System is the system that stores the ice cubes harvested from the icemaker, delivered and dispensed the ice, crushed ice or water to the refrigerator door through the electronic control system at the front of the refrigerator door. The through-door ice water system normally includes the following assemblies: ice bucket assembly, motor rail assembly, module assembly, facade assembly, housing assembly. The ice bucket assembly and the motor rail assembly can be located in the freezer, in the refrigerator door and or sealed chamber in the refrigerator. The module assembly, facade assembly and housing assembly vary according to the specific design from each client.

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

For the fiscal year ended December 31, 2012, the Company had total net revenue of $16,007,275.

For the period January 1 to December 31, 2012, the Company sold icemakers and motors to, Electrolux USA, located at Charlotte NC for sales of $10,991,669. The icemakers and motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd; all the icemakers and motors were shipped out at FOB shipping point Nanjing, China.

The company also sold motors, to Stanco Metal Products for $140,884; the motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd; all the motors were shipped out at FOB shipping point Nanjing, China.

For the fiscal year ended December 31, 2012, the Company sold icemakers, components, and tooling service to Electrolux –Australia for $964,720. The icemakers and components were manufactured and supplied by Chu Zhou Fu Da Mechanical and Electronics; all the icemakers and components were shipped out at FOB shipping point Nanjing, China.

The Company sold DAC Boxes, Deflector, push buttons, Magnets, Motors and other related parts to Electrolux –Italy for total $618,458. The DAC Boxes, Magnets, Motors and other related parts were manufactured and supplied by Zhong Nan Fu Rui and ChuZhou Fuda; all the DAC Boxes, magnets, and motors were shipped out at FOB shipping point Qingdao and Nanjing, China.

The Company also sold DAC Boxes, Magnets, Motors, and other related parts to Electrolux – Hungry for total $1,535,908. The DAC Boxes, magnets and Motors were manufactured and supplied by Zhong Nan Fu Rui and ChuZhou Fuda; all the DAC Boxes, magnet, and motors were shipped out at FOB shipping point Qingdao and Nanjing, China.

The Company also sold DAC Boxes and related parts to Electrolux –Sweden for $24,141. The DAC Box and parts were manufactured and supplied by Zhong Nan Fu Rui and ChuZhou Fuda; all the DAC Boxes were shipped out at FOB shipping point Qingdao and Nanjing, China.

The company sold Motors, icemakers, and some related refrigerator appliance parts to North Carolina Electrolux Major Appliances, Inc for $241,818. The parts, icemakers, and motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

The Company also sold Motors to Electrolux –ST. Cloud for $98,435. The motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

The Company sold Motors and other parts to Electrolux – Do Brasil for $107,662. The motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

The company sold thermostats and icemakers to an US company, Exact Replacement Parts for $63,593. The parts were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

The company sold icemakers to an US company, Domestic LLC for $90,397. And the icemakers were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd; all the icemakers were shipped out at FOB shipping point Nanjing, China.

The company sold parts and icemakers to General Electric Company for $34,710. The parts were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

The company sold motors and components to Sigma Refrigeration Ltd for $183,120. The parts were manufactured and supplied by Zhong Nan Fu Rui, and were shipped out at FOB shipping point at Qingdao, China. The motors were manufactured and supplied by and ChuZhou FuDa Mechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

The company sold stoves to The Paradigm Project for $197,689. The stoves were manufactured and supplied by Zhong Nan Fu Rui, and were shipped out at FOB shipping point at Qingdao, China.

For the period of January to December 31, 2012, the Company sold thermostats and other related key parts for icemakers and motors, to ChuZhouFuDa, Qingdao Fubida Electronic, and Zhong Nan Fu Rui. The parts were used for the icemakers and motors. Flurida Group purchased the parts from Wako Electronics, Inc., an US Company located at Louisville, KY 40299. Flurida Group also sold Rocker Switch, the key parts for icemakers, to Zhong Nan Fu Rui and ChuZhouFuDa. The parts, Rocker Switch, were used for the icemakers .The Company purchased the parts, Rocker Switch, from CW Industries, an US Company located at Southampton, PA; and also Flurida Group purchased some other related key parts from corporate America, and then sold to Zhong Nan Fu Rui, Qingdao Fubida Electronic, and ChuZhouFuDa. Flurida Group, Inc. adds averaged 5% - 10% margin based on the cost of purchase, then sold to them, so, $391,592, $443,841, and $13,716 were sold and invoiced to ChuZhouFuDa, Qingdao Fubida Electronic, and Zhong Nan Fu Rui respectively in the fiscal year ended December 31, 2012.

In the period of January 1, 2012 to December 31, 2012, the Company sold parts or provided services to America Corporation for a total of $28,912.

In summary, for the period of January 1 to December 31, 2012, the Company incurred the total gross sales of $16,171,265. And the Company had sales discount and return of $163,990, so, a total of $16,007,275 net sales were recorded.

Our Supplier

The products we will sell are manufactured in China by Zhong Nan Fu Rui Mechanical Electronics Manufacturing Co., Ltd. (“Zhong Nan Fu Rui”) and Chuzhou Fuda Mechanical & Electronics Co., Ltd (“ChuZhou Fuda”). Zhong Nan Fu Rui was established in 2005 specializing in home appliance components and subassemblies manufacturing, and located in Qingdao City, Shandong Province, China. On September 18, 2007, amended June 25, 2008 and further amended on August 4, 2008, Flurida Group, Inc. signed a five year distribution agreement with Zhong Nan Fu Rui Mechanical Electronics Manufacturing Co., Ltd. Zhong Nan Fu Rui is a Chinese manufacturing company owned 100% by Mr. Jianfeng Ding our president. Under the terms of the agreement Zhong Nan Fu Rui authorizes Flurida to be its exclusive sales agent for the ice making product lines, including icemaker and ice water dispensing systems. The ice making product lines shall include the products that Zhong Nan Fu Rui developed before the agreement signed and the products that will be developed solely by Zhong Nan Fu Rui during the term of the agreement. Zhong Nan Fu Rui is the exclusive supplier of the products we sell. Although the distribution agreement requires that the purchase price we will pay for these products will be comparable to what we would have paid a non-related party in arm’s-length transactions, Mr. Ding may face a conflict in calculating the price the products are sold to us and the determining amount of products we purchase. However, because Mr. Ding has a fiduciary duty to us and our shareholders, he has indicated that he will assure strict adherence to this provision of the agreement and will not require us to purchase a quantity of products in excess of that which we can reasonably afford or reasonably expect to sell in within two to three months of our purchase of the products.

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

At the year ended December 31, 2011, the Company had ending inventory $1,803,675 that was purchased from Zhong Nan Fu Rui and ChuZhou FuDa.

From the period January 1 to December 31, 2012, Flurida Group, Inc. purchased Motors, parts and stoves from Zhong Nan Fu Rui at total cost of $1,515,914 for FOB shipping point at Qingdao, China.

Flurida Group, Inc. also purchased Motors, Deflectors, Icemakers, Magnets, Dac Boxes, and other related parts from Qingdao Fubida Electronics Co., Ltd. at total cost of $113,103 for FOB shipping point at Qingdao, China.

The Company purchased Icemakers and motors from ChuZhou FuDa at total cost of $12,613,639 for FOB shipping point at Nanjing, China.

In addition, Flurida Group, Inc. purchased Magnets, Icemakers, Timers and related parts from Shanghai Fulu International Trading Co., Ltd., at total cost of $16,210 for FOB shipping point at Shanghai, China.

To manufacture the related refrigerator appliance parts, Zhong Nan Fu Rui, Chuzhou Fuda Mechanical & Electronics Co., Ltd, and Qingdao Fubida Electronics Co., needs key parts made in USA, which were purchased through Flurida Group, Inc. in USA. The costs of purchasing the parts were $852,521 in fiscal year 2012.

For the fiscal year ended December 31, 2012, the Company had total purchase of $15,111,387.

At the fiscal year ended December 31, 2012, the Company had total ending inventory $2,278,467.

For the period of January 1 to December 31, 2012, the company had freight cost of $22,868 and other cost of $4,439; and had a total purchase return and discount of $115,959.

Therefore, in the fiscal year ended December 31, 2012, the Company incurred a total cost of good sold of $14,547,943.

Customers

We sell our product to refrigerator manufacturers such as Electrolux North America, Electrolux Italy, Electrolux Hungary, Electrolux Sweden, Electrolux Australia, Master Precision Global LLC, Stanco Metal Products Inc, Sigma Refrigeration Ltd, and The Paradigm Project.

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

Research and Development

We have incurred research and development expenses in the 2012 for the total of $17,311.

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

Item 2. Description of Property

We rent the following property:

Flurida Group USA, Inc.

Address: is located at 22 W. Washington St., Suite 1500, Chicago, IL 60602.

•	Name of Landlord: Regus Group
•	Term of Lease: September 1 2012, to September 30, 2013
•	Monthly Rental: $219
•	Adequate for current needs: √ Yes

Flurida Group USA, Warehouse Location

•	Address: 24412 S Main ST, Carson, CA 90745
•	Name of Land Lord: 24412 S Main Street, LLC
•	Term of Lease: September 1, 2012 to August 31, 2013
•	Monthly Rent: $3,938
•	Square Feet: Approximately 5,168 square feet
•	Adequate for current needs: Yes

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

Item 4. Mine Safety Disclosures

None

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Trading History

Our common stock is quoted on the Over-The-Counter Bulletin Board under the symbol “FLUG.”

Bid Information*

Financial Quarter Ended	High Bid	Low Bid
December 31, 2012	$0.15	$0.10
September 30, 2012	$0.15	$0.10
June 30, 2012	$0.10	$0.012
March 31, 2012	$0.15	$0.10
December 31, 2011	$0.15	$0.10
September 30, 2011	$0.15	$0.10
June 30, 2011	$0.15	$0.10
March 31, 2011	$0.15	$0.10

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

Securities Authorized for Issuance Under Equity Compensation Plans

At December 31, 2012, we have one compensation plan in place, entitled 2009 Stock Incentive Plan. This plan was approved by our Board of Directors on July 10, 2009.

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

These parts are manufactured in China by Zhong Nan Fu Rui Mechanical Electronics Manufacturing Co., Ltd. (“Zhong Nan Fu Rui”) and Chuzhou Fuda Mechanical & Electronics Co., Ltd (“ChuZhou Fuda”).

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

Chuzhou Fuda Mechanical & Electronics Co., Ltd. owned 100% indirectly by Jianfeng Ding and Yaru Huang, husband and wife is an appliance components and sub-assemblies manufacturer established on March 18, 2008. Chuzhou Fuda is located in Chuzhou City, Anhui Province, China. The plant space is around 100,000 sq. ft. with 18 molding machine up to 800 metric ton and 6 assemblies lines for appliance components and assemblies.

We sell the following main types of appliance parts:

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

We are an “emerging growth company” (“EGC”) that is exempt from certain financial disclosure and governance requirements for up to five years as defined in the Jumpstart Our Business Startups Act (“the JOBS Act”), that eases restrictions on the sale of securities; and increases the number of shareholders a company must have before becoming subject to the U.S. Securities and Exchange Commission’s (SEC’s) reporting and disclosure rules (See “Emerging Growth Companies” section above). We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the Jobs Act, that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

Results of Operations

For the fiscal years ended December 31, 2012 vs. December 31, 2011.

Revenue

For the fiscal year ended December 31, 2011, the Company had net total revenue of $13,780,374 to the Company’s Europe, North and South America customers.

For the fiscal year ended December 31, 2012, the Company had net total revenue of $16,007,275, which was increased nearly 16% than the year 2011 total revenue of $13,780,374

For the period January 1 to December 31, 2012, the Company sold icemakers and motors to, Electrolux USA, located at Charlotte NC for sales of $ 10,991,669. The icemakers and motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd; all the icemakers and motors were shipped out at FOB shipping point Nanjing, China.

The company also sold motors, to Stanco Metal Products for $140,884; the motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd; all the motors were shipped out at FOB shipping point Nanjing, China.

For the fiscal year ended December 31, 2012, the Company sold icemakers, components, and tooling service to Electrolux –Australia for $964,720. The icemakers and components were manufactured and supplied by Chu Zhou Fu Da Mechanical and Electronics; all the icemakers and components were shipped out at FOB shipping point Nanjing, China.

The Company sold DAC Boxes, Deflector, push buttons, Magnets, Motors and other related parts to Electrolux –Italy for total $618,458. The DAC Boxes, Magnets, Motors and other related parts were manufactured and supplied by Zhong Nan Fu Rui and ChuZhou Fuda; all the DAC Boxes magnets, and motors were shipped out at FOB shipping point Qingdao and Nanjing, China.

The Company also sold DAC Boxes, Magnets, Motors, and other related parts to Electrolux – Hungry for total $1,535,908. The DAC Boxes, magnets and Motors were manufactured and supplied by Zhong Nan Fu Rui and ChuZhou Fuda; all the DAC Boxes magnet, and motors were shipped out at FOB shipping point Qingdao and Nanjing, China.

The Company also sold DAC Boxes and related parts to Electrolux –Sweden for $24,141. The DAC Box and parts were manufactured and supplied by Zhong Nan Fu Rui and ChuZhou Fuda; all the DAC Boxes were shipped out at FOB shipping point Qingdao and Nanjing, China.

The company sold Motors, icemakers, and some related refrigerator appliance parts to North Carolina Electrolux Major Appliances, Inc for $241,818. The parts, icemakers, and motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

The Company also sold Motors to Electrolux –ST. Cloud for $98,435. The motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

The Company sold Motors and other parts to Electrolux – Do Brasil for $107,662. The motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

The company sold thermostats and icemakers to an US company, Exact Replacement Parts for $63,593. The parts were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

The company sold icemakers to an US company, Domestic LLC for $90,397. And the icemakers were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd; all the icemakers were shipped out at FOB shipping point Nanjing, China.

The company sold parts and icemakers to General Electric Company for $34,710. The parts were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

The company sold motors and components to Sigma Refrigeration Ltd for $183,120. The parts were manufactured and supplied by Zhong Nan Fu Rui, and were shipped out at FOB shipping point at Qingdao, China. The motors were manufactured and supplied by and ChuZhou FuDa Mechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

The company sold stoves to The Paradigm Project for $197,689. The stoves were manufactured and supplied by Zhong Nan Fu Rui, and were shipped out at FOB shipping point at Qingdao, China.

For the period of January to December 31, 2012, the Company sold thermostats and other related key parts for icemakers and motors, to ChuZhouFuDa, Qingdao Fubida Electronic, and Zhong Nan Fu Rui. The parts were used for the icemakers and motors. Flurida Group purchased the parts from Wako Electronics, Inc., an US Company located at Louisville, KY 40299. Flurida Group also sold Rocker Switch, the key parts for icemakers, to Zhong Nan Fu Rui and ChuZhouFuDa. The parts, Rocker Switch, were used for the icemakers .The Company purchased the parts, Rocker Switch, from CW Industries, an US Company located at Southampton, PA; and also Flurida Group purchased some other related key parts from corporate America, and then sold to Zhong Nan Fu Rui, Qingdao Fubida Electronic, and ChuZhouFuDa. Flurida Group, Inc. adds averaged 5% - 10% margin based on the cost of purchase, then sold to them, so, $391,592, $443,841, and $13,716 were sold and invoiced to ChuZhouFuDa, Qingdao Fubida Electronic, and Zhong Nan Fu Rui respectively in the fiscal year ended December 31, 2012.

In the period of January 1, 2012 to December 31, 2012, the Company sold parts or provided services to America Corporation for a total of $28,912.

	Jan - Dec 2012	Jan - Dec 2011
Electrolux- Australia	964,719.81	519,428.13
Electrolux-Anderson-US	7,835,018.74	7,430,392.01
Electrolux-Mexico	3,156,650.67	2,591,979.36
Eelectrolux Major Appliance	241,817.50	299,926.84
Eelectrolux Do Brasil	107,661.60	6,828.00
Electrolux - St. Cloud	98,436.10	244,774.66
Electrolux - Sweden	24,140.60	36,107.37
Electrolux Italy	610,738.17	580,527.26
Electrolux Italy-Professional	7,720.00	0.00
Eletrolux Hungry	1,535,908.11	900,806.51
MASTER PRECIDION GLOBAL LLC(MPG)	0.00	461,056.18
QINGDAO FLURIDA FLECTRONIC CO.,LTD	443,840.66	0.00
Stanco Metal Products Inc	140,883.84	40,901.76
ZhongNanFuRui	13,716.00	440,555.64
Chuzhou FuDa	391,591.73	0.00
Exact Replacement Parts	63,592.80	45,797.50
Sigma Refrigeration Ltd	183,120.00	0.00
The Paradigm Project	197,689.20	0.00
Mid-south Electronic Inc	8,316.00	0.00
New Allied Electronic	596.00	0.00
Del Visionaries	20,000.00	1,350.00
Domestic LLC	90,396.90	2,674.75
General Electric Company	34,710.21	197,559.63
Shamrock	0.00	7,800.00
TOTAL	16,171,264.64	13,809,065.60

In summary, for the period of January 1 to December 31, 2012, the Company incurred the total gross sales of $16,171,265. And the Company had sales discount and return of $163,990, so, a total of $16,007,275 net sales were recorded, comparing with the $13,780,374 for the year 2011, increase of 16%.

In both 2012 and 2011 sales, more than 80% of total revenues were generated through Electrolux controlled subsidiaries in various countries. Electrolux Group operated its each subsidiary independently in each country, and all the sales orders and sales contracts were negotiated and signed independently. Accordingly, we believe that lack of one or a few subsidiaries of Electrolux sales order may have effect on our overall sales revenue, but the effects were slightly reduced in 2012 vs 2011. We signed long-term distribution agreement with various Electrolux subsidiaries, the risk of loss the contracts with Electrolux is significantly low.

Cost of Revenue

Our Costs of Goods Sold, as we expected will increased slightly due to increasing Chinese Yuan’s currency exchange rate, labor costs, and raw materials. We anticipate this trend to continue and may adjust our unit price upward to reduce the impact of rising costs.

For the fiscal year ended December 31, 2011, the Company incurred a total cost of good sold of $12,400,149, for the purchases of parts, motor, and icemakers for the total sales of $13,780,374.

At the year ended December 31, 2011, the Company had ending inventory $1,803,675 that was purchased from Zhong Nan Fu Rui and ChuZhou FuDa.

From the period January 1 to December 31, 2012, Flurida Group, Inc. purchased Motors, parts and stoves from Zhong Nan Fu Rui at total cost of $1,515,914 for FOB shipping point at Qingdao, China.

Flurida Group, Inc. also purchased Motors, Deflectors, Icemakers, Magnets, Dac boxes, and other related parts from Qingdao Fubida Electronics Co., Ltd. at total cost of $113,103 for FOB shipping point at Qingdao, China.

The Company purchased Icemakers and motors from ChuZhou FuDa at total cost of $12,613,639 for FOB shipping point at Nanjing, China.

In addition, Flurida Group, Inc. purchased Magnets, Icemakers, Timers and related parts from Shanghai Fulu International Trading Co., Ltd., at total cost of $16,210 for FOB shipping point at Shanghai, China.

To manufacture the related refrigerator appliance parts, Zhong Nan Fu Rui, Chuzhou Fuda Mechanical & Electronics Co., Ltd, and Qingdao Fubida Electronics Co., needs key parts made in USA, which were purchased through Flurida Group, Inc. in USA. The costs of purchasing the parts were $852,521 in fiscal year 2012.

For the fiscal year ended December 31, 2012, the Company had total purchase of $15,111,387.

At the fiscal year ended December 31, 2012, the Company had total ending inventory $2,278,467.

For the period of January 1 to December 31, 2012, the company had freight cost of $22,868 and other cost of $4,439; and had a total purchase return and discount of $115,959.

Therefore, in the fiscal year ended December 31, 2012, the Company incurred a total cost of good sold of $14,547,943 which was increased nearly 17 % comparing to the year 2011 cost of goods sold of $12,400,149. The increase of cost of goods sold was due to the sales increase, increasing Chinese Yuan’s currency exchange rate, labor costs, and raw materials.

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

Expense

Our operation expenses consist of selling, general and administrative expenses, and research & development expenses, and depreciation expenses:

	Year Ended	Year Ended
	December 31,	December 31,
	2012	2011
Administration Expense	1,681	2,071
Bad Debt Expense	-	5,895
Bank Service Charges	58,182	4,449
Business Registration	904	1,513
Certification Fee	66,654	73,832
Computer and Internet Expenses	1,317	1,100
Credit card Finance Charge	218	60
Depreciation and amortization expenses	20,957	14,965
Fuel charge	3,049	883
Gift and Promotion	9,504	5,048
Insurance Expense	945	945
Meals and Entertainment	19,822	14,293
Office Supplies	8,262	12,920
Parking fee	864	376
Payroll Expense - ER	38,835	33,452
Payroll Expenses - EE	674,705	585,978
Penalty & Fine Expenses	-	218
Postage & Shipping	8,154	6,035
Professional Fees	125,781	95,009
Rent Expense	52,687	52,075
Repairs and Maintenance	3,118	6,104
Research and development Expense	17,311	15,191
Service Cost	340	4,406
Telephone Expense	9,891	9,284
Travel Expense
Air agent fee	2,008	789
Airfare	42,425	58,332
Car Rental	5,687	3,872
Hotel Expense	29,377	27,954
Local Transportation	590	1,511
Travel Expense - Other	-	1,134
Total Travel Expense	80,087	93,592
Utilities	2,401	1,142

Total Expense	$1,205,671	$1,040,836

Started from January 2011, Flurida Group had salaries for officers Jianfeng Ding, Yaru Huang, and Ying Zhong for $350,000, $80,000, $80,000. And Flurida Group USA hired employees to taking care of the office, research and development, and marketing activities, therefore, the Company incurred a total payroll expense of $619,430 for the year end December 31, 2011. For maintaining and operating the business, the Company expensed a total of $95,009 professional fee, which included the accounting and auditing service, commission and consulting fee for enlarge sales volume, SEC filling fee and other professional expenses. In order to increasing the sales in Europe and North America, the Company expensed $73,832 certification fees on the products we sold or exported in the period of January 1 to December 31, 2011. Due to the raise of sale volume and customers, the Company had travel expenses of $93,592. We have set up a Research & Development Center at LA location in 2011 and had equipment and research development expenses of $15,191.

Started from January 2012, Flurida Group had salaries for officers Jianfeng Ding, Yaru Huang, and Ying Zhong for $350,000, $80,000, $80,000. The Company incurred a total payroll expense of $713,541 for the year end December 31, 2012. For maintaining and operating the business, the Company expensed a total of $125,781 professional fee, which included the accounting and auditing service, commission and consulting fee for enlarge sales volume, SEC filling fee and other professional expenses. In order to increasing the sales in Europe and North America, the Company expensed $66,654 certification fees on the products we sold or exported in the period of January 1 to December 31, 2012. Due to the raise of sale volume and customers, the Company had travel expenses of $80,087, and had equipment and research development expenses of $17,311.

We expect selling, general, and administrative expenses to increase in future periods as we initiate a number of marketing and promotional activities.

Income Taxes

We are subject to income taxes in the U.S., while the subsidiary in Italy is subject to the income tax laws of Italy. We incurred income tax expense of $109,891 and $153,641 for the year ended December 31, 2012 and 2011 respectively. As of December 31, 2012, the company had income taxes payable of $0.

Net Income (Loss)

We had a net income of $155,091 and $200,501 for the year ended December 31, 2012 and 2011 respectively.

Commitments and Contingencies

The Company has signed a long-term distribution agreement with Zhong Nan Fu Rui Mechanical Electronics Manufacturing Co., Ltd. Zhong Nan Fu Rui is a Chinese manufacturing company owned 100% by Mr. Jianfeng Ding, also the founder of Flurida Group, Inc. Also, On June 2008, the company signed a consigned inventory agreement with an US company, Electrolux Home Products DE Mexico and Anderson, S.A.DEC.V (Electrolux).

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

Liquidity and Capital Resources

	At December 31	At December 31
	2012	2011

Current Ratio *	1.77	1.85
Cash	$194,265	$741,230
Working Capital**	$1,637,866	$1,348,331
Total Assets	$4,226,739	$3,622,633
Total Liabilities	$2,393,148	$1,962,891

Total Equity	$1,833,591	$1,659,742

Total Debt/Equity***	1.31	1.18

*Current Ratio = Current Assets /Current Liabilities
**Working Capital = Current Assets - Current Liabilities
*** Total Debt / Equity = Total Liabilities / Total Shareholders Equity.

The Company’s overall working capital was increased in 2012 comparing to the year 2011, due to the overall increase of the accounts receivable and inventory; also, the Company’s current ratio was decreased in 2012 comparing to the year 2011 due to the increase of the accounts payable.

Currently the Company has a sales agreement with Electrolux, such agreement require the Company to supply the motors, ice makers, and other parts based on Electrolux’s needs. The management projected that the needs for our Company’s products shall be stable with slight increase worldwide. However, due to the consignment arrangement with Electrolux, the Company would keep certain level of consignment inventory to meet the Electrolux’s requirements. In addition, due to the consignment terms with Electrolux, the sales would be recognized when the Electrolux withdraw the products or the consignment inventory at Electrolux’s warehouse for 60 days. In our due course of business dealing with Electrolux’s consignment sales, all the sales incurred in 2012 were for the products withdrew before the 75 days terms, i.e., the products might be considered as sales automatically based on the consignment terms. After the products withdrew by Electrolux, the Company may receive the payment in 7 days with discount through DB Supplier Fincance.

Our activities for generating cash flows were operating activities in 2012 and 2011. There were no investing and financing activities incurred for the year 2012, and 2011. The management will continue to improve our current business on marketing. customer services and general administrative activities effectiveness, also we focus on develop our new products such as electronic ice maker and high efficiency LED products . We predict those products will be ready in the market later in 2012 .

Specifically, the management still believes that within the operating activities, the efforts of collecting accounts receivables and making payments of accounts payables still are the primary factors for the changes of cash flows in the year 2012 or later.

The Company had cash and cash equivalents of $ 194,265 at December 31, 2012 and $1,637,866 of working capital and $741,230 at December 31, 2011 and $1,348,331 of working capital.

The total debt of $2,393,148 for December 31, 2012 included total of $172,624 for Zhong Nan Fu Rui, $1,766,949 for Chu Zhou Fu Da, and $157,235 for US suppliers, $26,298 for salary and payroll tax payable, and $45,066 for all other account payable, and $224,976 unearned revenue.

The total debt of $1,962,891 for December 31, 2011 included total of $1,217,635 for Zhong Nan Fu Rui, $434,976 for Chu Zhou Fu Da, $134,061 for Qiongdao Fu Bi Da, $32,625 for Shang Hai Fu Lu International Trading, and $57,135 for US suppliers, $54,872 for salary and payroll tax payable, and $20,952 for all other account payable, and $10,635 unearned revenue.

Our independent auditor has indicated that our customer concentration may raise doubt about its ability to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations. However, due to the close relationship between the Company and it’s supplier, Zhong Nan Fu Rui, which is 100% owned by the founder, Jianfeng Ding, Zhong Nan Fu Rui’s current customers can be served by the Company for the same quality of products and services. Besides, as of December 31, 2012, the cash and cash equivalent balance was $194,265, the management believes that the revenues will be generated and its cash flows will be maintained to cover its operational costs and the risk of going concern in long term is significantly low.

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

As of December 31, 2012 and 2011

Table of Contents

Independent Auditor’s Report on the Consolidated Financial Statements	F-3

Balance Sheets	F-4

Statement of Operation	F-5

Shareholders Equity	F-6

Cash Flow Statement	F-7

Notes to Financial Statements	F-8

Independent Registered Public Accounting Firm’s Auditor’s Report on the Consolidated Financial Statements

Board of Directors and Shareholders of Flurida Group, Inc.

We have audited the accompanying consolidated balance sheets of Flurida Group, Inc. and Subsidiary Companies as of December 31, 2012 and 2011, and the related consolidated statements of operation, shareholders’ equity, and cash flows for year ended December 31, 2012 and 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Flurida Group, Inc. and Subsidiary Companies as of December 31, 2012, and 2011, and the results of its operations and their cash flows for the year ended December 31, 2012 and 2011 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note E, the Company’s customer concentration may raise doubt about its ability to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations.

/s/ Enterprise CPAs, Ltd.

Enterprise CPAs, Ltd.
Chicago, IL

March 18, 2013

FLURIDA GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31	December 31
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$194,265	$741,230
Accounts receivable, net	1,558,282	766,318
Inventory	2,278,467	1,803,674
Total Current Assets	$4,031,014	$3,311,222

Property, plant and equipment, net	$88,276	$77,737

Other assets:
Loan to supplier	$101,185	$224,602
Accrued interest receivable	-	2,808
Security deposit	6,264	6,264
Total Other Assets	$107,449	$233,674

TOTAL ASSETS	$4,226,739	$3,622,633
LIABILITIES & EQUITY

Current liabilities:
Account payable	$2,168,172	$1,952,256
Income taxes payable	-	-
Unearned revenue	224,976	10,635
Total current liabilities	$2,393,148	$1,962,891

Stockholders' Equity:
Common stock, $0.001 par value;
200,000,000 shares authorized;
39,290,827 shares issued and outstanding.	$39,291	$38,991

Paid-in capital	1,251,313	1,221,613

Retained earnings	543,164	388,073

Accumulated other comprehensive Income (loss)	(177)	11,065

Total stockholders' equity	$1,833,591	$1,659,742

TOTAL LIABILITIES & EQUITY	$4,226,739	$3,622,633

FLURIDA GROUP, INC.
CONSOLIDATED STATEMENT OF OPERATION
	Year Ended	Year Ended
	December 31,	December 31,
	2012	2011

Revenues:	$16,007,275	$13,780,374
Cost of Goods Sold	$14,547,943	$12,400,149
Gross Profit	$1,459,332	$1,380,225
Operating expenses:
Research and development	17,311	15,191

Selling, general and administrative expenses	1,167,403	1,010,680

Depreciation and amortization expenses	20,957	14,965
Total Operating Expenses	1,205,671	1,040,836

Operating Income	$253,661	$339,389

Investment income, net	$13,543	$14,753
Interest Expense, net	2,222	-
Income before taxes	$264,982	$354,142
Income tax expense	109,891	153,641
Net Income	$155,091	$200,501

Net Income (Loss) per common share-Basics	$0.00	$0.01
Net Income (Loss) per common share-Diluted	$0.00	$0.01

Other comprehensive Income(Loss), net of tax:
Foreign currency translation adjustments	(11,242)	5,542
Total other comprehensive Income(Loss)	$(11,242)	$5,542
Comprehensive Income (Loss)	$143,849	$206,043

FLURIDA GROUP, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
FOR THE PERIOD ENDED DECEMBER 31, 2012

			Additional		Accumulated Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balance, December 31, 2006				$(1,500)		$(1,500)

Balance, December 31, 2007	27,291,760	$27,292	$63,406	$(20,619)	$(126)	$69,953

Balance, December 31, 2008	38,990,827	$38,991	$1,221,613	$(214,698)	$29,471	$1,075,377

Balance, December 31, 2009	38,990,827	$38,991	$1,221,613	$(23,633)	$48,979	$1,285,950

Adjustment for Exchange
rate changes					$(43,456)	$(43,456)

Net Income for the year
ended December 31, 2010				$211,205		$211,205

Balance, December 31, 2010	38,990,827	$38,991	$1,221,613	$187,572	$5,523	$1,453,699

Adjustment for Exchange
rate changes					$5,542	$5,542

Net Income for the year
ended December 31, 2011				$200,501		$200,501

Balance, December 31, 2011	38,990,827	$38,991	$1,221,613	$388,073	$11,065	$1,659,742

Issuance of common
stocks to Williams @ 0.10
per share on November 1, 2012	300,000	$300	$19,800			$30,000

Adjustment for Exchange
rate changes					$(11,242)	$(11,242)

Net Income for the year
ended December 31, 2012				$155,091		$155,091

Balance, December 31, 2012	39,290,827	$39,291	$1,251,313	$543,164	$(177)	$1,833,591

FLURIDA GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended	Year Ended
	December 31	December 31
	2012	2011
Operating Activities:
Net Income	$155,091	$200,501
Adjustments to reconcile net income to net cash
provided by operating activities:
Non-cash portion of share based legal fee expense	30,000	-
Depreciation Expense	20,957	14,965
Inventory	(474,793)	(270,454)
Decrease in accrued interest receivable	2,808	19,497
Increase in account receivable	(791,964)	1,516,322
Increase in account payable	215,916	(1,680,392)
Decrease in income tax payable	-	(79,307)
Increase in Unearned Income	214,341	8,271
Net cash provided by operating activities	$(627,644)	$(270,597)

Investing Activities:
Purchase Property	(31,496)	(46,564)
Net cash provided by investing activities	$(31,496)	$(46,564)

Financing Activities:
Proceeds from issuance of common stock	-
Loan return from supplier	123,417	60,024
Net cash provided by financing activities	$123,417	$60,024

Effect of Exchange Rate on Cash	$(11,242)	$5,542
Net increase (decrease) in cash and cash equivalents	$(546,965)	$(251,595)
Cash and cash equivalents at beginning of the period	$741,230	$992,825
Cash and cash equivalents at end of period	$194,265	$741,230

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BUSINESS DESCRIPTION

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

These parts are manufactured in China by Zhong Nan Fu Rui Mechanical Electronics Manufacturing Co., Ltd. (“Zhong Nan Fu Rui”) and Chuzhou Fuda Mechanical & Electronics Co., Ltd (“ChuZhou Fuda”). Zhong Nan Fu Rui was established in 2005 specializing in home appliance components and subassemblies manufacturing, and located in Qingdao City, Shandong Province, China. ChuZhou Fuda was an appliance components and sub-assemblies manufacturer established on March 18, 2008 and located in Chuzhou City, Anhui Province, China. On September 18, 2007, Flurida Group, Inc. signed a long-term distribution agreement with Zhong Nan Fu Rui Mechanical Electronics Manufacturing Co., Ltd. Zhong Nan Fu Rui is a Chinese manufacturing company owned 100% by Mr. Jianfeng Ding, the founder of the Company.

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

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

In the fiscal year 2012, the Company purchased $8,033 computers and data processing equipments, and purchased $23,464 Furniture and equipments.

As of December 31, 2012, the company has furniture, Computer and data processing equipments, and equipments at a cost of $125,588, and $37,312 of accumulated depreciation expense was recorded.

Account Receivable

As of December 31, 2012, and 2011, the company had a total of $1,558,282 and $766,318 account receivable respectively from it major customers. Detail showed as below.

	12/31/2012	12/31/2011

Chuzhou FuDa	$140,892		$-
All other account receivable	$569		$7,800
Electrolux- Australia	$222,579		$198,147
Electrolux-Anderson-US	$25,388		$-
Electrolux-Mexico	$38,418		$-
Eelectrolux Major Appliance	$-		$72,828
Electrolux - Sweden	$5,442		$-
Electrolux Italy	$235,712		$24,550
Electrolux Hungary	$342,987		$114,230
General Electric Company	$-		$17,683
Electrolux ST.Cloud	$8,484		$81,596
Stanco Metal Products Inc	$22,723		$-
Master Precidion Global LLC(MPG)	$-		$75,455
Sigma Refrigeration Ltd	$150,420	$
Qingdao Fubida	$364,669		$-
ZhongNanFuRui	$-		$174,030
TOTAL	$1,558,282		$766,318

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accrued Interest Receivable

In December 31st, 2012, the Company received $14,038 interest receivable that accrued from Zhong Nan Fu Rui as of December 31, 2012; at the meantime, Zhong Nan Fu Rui returned $123,417 to the Company.  In January 1, 2013, the company entered a new loan agreement of $101,185 with its main supplier Zhong Nan Fu Rui Mechanical electronics Co., Ltd at interest rate of 5.00%, term January 1, 2013 to December 31, 2013.

Account Payable

As of December 31, 2012, and 2011, the company had a total of $2,168,172 and $1,952,256 account payable respectively. The Company incurred accounts payable including professional fees, purchases, payroll and payroll tax liability, and other service fee payables.

As of December 31, 2012, the company has account payable of $2,168,172, which included $172,624 for Zhong Nan Fu Rui, $1,766,949 for Chu Zhou Fu Da, and $157,235 for US suppliers, $26,298 for salary and payroll tax payable, and $45,066 for all other account payable.

Income Tax Payable

The Company will file corporate tax return Form 1120 to Internal Revenue Service and IL 1120 to the State of Illinois.  There is no income tax for the State of Nevada.  For the period of January 1 to December 31, 2012, the Company incurred income tax expense of $109,891, including federal tax of $83,279 and state tax of $26,612.  As of December 31, 2012, the income taxes payable of the Company was $0.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventory

The inventory was valued at cost of purchase from suppliers.

On June, 2008, Flurida Group, Inc signed consigned inventory agreements with Electrolux Home Products De Mexico, S.A. DEC.V., and Electrolux Home Products at Anderson, South Carolina (Electrolux), under the term of the agreements, the supplier, Flurida Group, Inc, agreed to produce, to maintain the transit the customized products per Electrolux’s specification. Electrolux maintain a storage location within Electrolux’s Juarez site for consigned inventory. And Flurida Group, Inc is facilitated to use of Electrolux’s storage location at such site to the sale of products to Electrolux; Electrolux will provide labor resources for receipt, stock up, and pulls of consigned products. Flurida Group, Inc., retains title and ownership of products while in transit to Electrolux’s site and while stored in the consigned inventory location. Title and ownership will pass to Electrolux when they withdraw products from the consigned inventory location. Upon withdrawal, Electrolux will pay for it under the payment term stated in the purchasing order correspond with the withdraw products. Products residing in the consigned inventory for 90 days with no activity due to non communicated demand change will no longer qualify for consignment, and will be considered as withdrawn product after 90 days. Accordingly, title passage and invoicing shall occur on such product per the term.

As of December 31, 2012, there were 5,985 icemakers and 55,944 pieces motor in Electrolux Juarez warehouse as of consignment inventory. Also, there were 275,832 pieces motors in Electrolux Anderson warehouse as of consignment inventory.

The company also had 16,800 Icemakers and 30,240 motors been shipped out at FOB shipping point Qingdao, China to Electrolux Juarez warehouse. The company also had 341,280 pieces Motor and 13,440 icemakers been shipped out at FOB shipping point Qingdao, China to Electrolux Anderson warehouse. Those purchases haven’t considered as a sale or a consignment inventory at the period ended December 31, 2012. However, it’s the in transit inventories of Flurida Group, Inc.

Moreover, the Company had purchased $43,786 parts from their US supplier, and had not shipped back to their China suppliers yet.

As a result, as of December 31, 2012, the company had total inventory of $2,278,467, including of 36,225 pieces Icemakers and 703,296 pieces motors inventory at a value $2,234,681, and a value of $43,786 related parts.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenues Recognition

Revenues include sales of appliance parts in Asia, Europe, and North America.

Revenues are recognized from product sales upon shipment, which is the point in time when risk of loss is transferred to the customer, net of estimated returns and allowances.

For the fiscal year ended December 31, 2012, the Company had total net revenue of $16,007,275.

For the period January 1 to December 31, 2012, the Company sold icemakers and motors to, Electrolux USA, located at Charlotte NC for sales of $10,991,669. The icemakers and motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd; all the icemakers and motors were shipped out at FOB shipping point Nanjing, China.

The company also sold motors, to Stanco Metal Products for $140,884; the motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd; all the motors were shipped out at FOB shipping point Nanjing, China.

For the fiscal year ended December 31, 2012, the Company sold icemakers, components, and tooling service to Electrolux –Australia for $964,720. The icemakers and components were manufactured and supplied by Chu Zhou Fu Da Mechanical and Electronics; all the icemakers and components were shipped out at FOB shipping point Nanjing, China.

The Company sold DAC Boxes, Deflector, push buttons, Magnets, Motors and other related parts to Electrolux –Italy for total $618,458. The DAC Boxes, Magnets, Motors and other related parts were manufactured and supplied by Zhong Nan Fu Rui and Chu Zhou Fuda; all the DAC Boxes magnets, and motors were shipped out at FOB shipping point Qingdao and Nanjing, China.

The Company also sold DAC Boxes, Magnets, Motors, and other related parts to Electrolux – Hungry for total $1,535,908. The DAC Boxes, magnets and Motors were manufactured and supplied by Zhong Nan Fu Rui and ChuZhou Fuda; all the DAC Boxes magnet, and motors were shipped out at FOB shipping point Qingdao and Nanjing, China.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenues Recognition (Continued)

The Company also sold DAC Boxes and related parts to Electrolux –Sweden for $24,141. The DAC Box and parts were manufactured and supplied by Zhong Nan Fu Rui and Chu Zhou Fuda; all the DAC Boxes were shipped out at FOB shipping point Qingdao and Nanjing, China.

The company sold Motors, icemakers, and some related refrigerator appliance parts to North Carolina Electrolux Major Appliances, Inc for $241,818. The parts, icemakers, and motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

The Company also sold Motors to Electrolux –ST. Cloud for $98,435. The motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

The Company sold Motors and other parts to Electrolux – Do Brasil for $107,662. The motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

The company sold thermostats and icemakers to an US company, Exact Replacement Parts for $63,593. The parts were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

The company sold icemakers to an US company, Domestic LLC for $90,397. And the icemakers were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd; all the icemakers were shipped out at FOB shipping point Nanjing, China.

The company sold parts and icemakers to General Electric Company for $34,710. The parts were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenues Recognition (Continued)

The company sold motors and components to Sigma Refrigeration Ltd for $183,120. The parts were manufactured and supplied by Zhong Nan Fu Rui, and were shipped out at FOB shipping point at Qingdao, China. The motors were manufactured and supplied by and ChuZhou FuDa Mechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

The company sold stoves to The Paradigm Project for $197,689. The stoves were manufactured and supplied by Zhong Nan Fu Rui, and were shipped out at FOB shipping point at Qingdao, China.

For the period of January to December 31, 2012, the Company sold thermostats and other related key parts for icemakers and motors, to ChuZhouFuDa, Qingdao Fubida Electronic, and Zhong Nan Fu Rui. The parts were used for the icemakers and motors. Flurida Group purchased the parts from Wako Electronics, Inc., an US Company located at Louisville, KY 40299.  Flurida Group also sold Rocker Switch, the key parts for icemakers, to Zhong Nan Fu Rui and ChuZhouFuDa.  The parts, Rocker Switch, were used for the icemakers .The Company purchased the parts, Rocker Switch, from CW Industries, an US Company located at Southampton, PA; and also Flurida Group purchased some other related key parts from corporate America, and then sold to Zhong Nan Fu Rui, Qingdao Fubida Electronic, and ChuZhouFuDa. Flurida Group, Inc. adds averaged 5% - 10% margin based on the cost of purchase, then sold to them, so, $391,592, $443,841, and $13,716 were sold and invoiced to ChuZhouFuDa, Qingdao Fubida Electronic, and Zhong Nan Fu Rui respectively in the fiscal year ended December 31, 2012.

In the period of January 1, 2012 to December 31, 2012, the Company sold parts or provided services to America Corporation for a total of $28,912.

In summary, for the period of January 1 to December 31, 2012, the Company incurred the total gross sales of $16,171,265. And the Company had sales discount and return of $163,990, so, a total of $16,007,275 net sales were recorded. The cost of goods sold is discussed in details in Note C, Related Party Transactions.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Operating Expense

Operating Expenses includes research and development expense, all selling, general and administrative expenses, and depreciation expenses for Flurida Group Inc.  For the fiscal year ended December 31, 2012 and 2011, the Company had total operating expenses of $1,205,671 and $1,040,836 respectively. Detail was showed on Exhibit A.

Payroll Expense

Started from January 2011, Flurida Group had salaries for officers Jianfeng Ding, Yaru Huang, and Ying Zhong for $350,000, $80,000, $80,000. The Social Security tax and Medicare tax were paid by both employer and employees in USA; employees also withheld portion of Federal and State tax calculate by each individual’s status. All of the tax was submitted to Internal Revenue Service and local government at a semiweekly basis.

The total payroll expenses for the year ended December 31, 2012 and 2011 were listed as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2012	2011
Payroll Expense - ER
Federal Unemployment Tax	546.00	584.89
State Unemployment Tax	1,045.08	3,184.66
US Medicare Tax - ER	9,812.09	8,496.89
US Social Security Tax -ER	27,081.33	20,953.17
Payroll Expense - ER - Other	350.87	232.46
Total Payroll Expense - ER	38,835.37	33,452.07
Payroll Expenses - EE
Federal Tax Withholding	123,083.84	106,358.47
State Tax Withholding	42,303.56	32,316.65
US Medicare Tax -EE	9,812.07	8,496.89
US Net Salaries payment - EE	481,160.36	424,108.86
US Social Security Tax - EE	18,345.43	14,697.27
Total Payroll Expenses - EE	674,705.26	585,978.14

Total Payroll Expenses	713,540.63	619,430.21

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Professional Fee

Professional fees are consist of accounting and auditing fee, legal fee, commission and consulting expenses, SEC filling fee, and other professional expenses. The total professional fees were $125,781 and $95,009 for the fiscal year ended December 31, 2012 and 2011 respectively.

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

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income

The company’s comprehensive income is comprised of net income, unrealized gains and losses on marketable securities classified foreign currency translation adjustments, and unrealized gains and losses on derivative financial instruments related to foreign currency hedging.

NOTE C – RELATED PARTY TRANSACTIONS

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of December 31, 2012, total 29,277,760 shares were issued to officers and directors.  Please see the table below for details:

Name	Total Shares	Total Amount	Percentage

Fenglan Li	165,000	15,750	0.42%
Fuling Li	115,000	10,750	0.29%
Ying Zhong	2,000,000	200,000	5.10%
Jianfeng Ding & Yaru Huang	26,997,760	323,998	68.89%
Total	29,277,760	$550,498	74.71%

    ●    Based on total outstanding issued shares as of December 31, 2012: 39,290,827

Cost of Goods Sold

The Company’s purchase is primarily from supplier, Zhong Nan Fu Rui Mechanical Electronics Manufacturing Co., Ltd and Chuzhou Fuda Mechanical & Electronics Co., Ltd, owned 100% by the founder of the Company, Jianfeng Ding.  Due to Jianfeng Ding, and Yaru Huang, husband and wife, combined hold 68.89% issued common shares for Flurida Group, Inc., the two entities, Flurida Group, Inc., and Zhong Nan Fu Rui Mechanical Electronics Manufacturing Co., Ltd and Chuzhou Fuda Mechanical & Electronics Co., Ltd are under common control according to EITF 02-5.

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

The management of Zhong Nan Fu Rui disclosed to Flurida Group, Inc. that, Zhong Nan Fu Rui adopted the cost plus pricing policies with market adjustment, negotiable with customers. Zhong Nan Fu Rui adopted the cost plus system for all the products for all customers including the product, icemakers exclusively distributed by Flurida Group, Inc. Specifically, the selling price is determined by total actual manufacturing cost of direct manufacturing materials (parts), direct manufacturing labor, and allocated manufacturing overhead cost, plus 5-10% of total manufacturing cost. Zhong Nan Fu Ruis minimum gross profit margin is 5%.

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

At the year ended December 31, 2011, the Company had ending inventory $1,803,675 that was purchased from Zhong Nan Fu Rui and ChuZhou FuDa.

From the period January 1 to December 31, 2012, Flurida Group, Inc. purchased Motors, parts and stoves from Zhong Nan Fu Rui at total cost of $1,515,914 for FOB shipping point at Qingdao, China.

Flurida Group, Inc. also purchased Motors, Deflectors, Icemakers, Magnets, Dac boxes, and other related parts from Qingdao Fubida Electronics Co., Ltd. at total cost of $113,103 for FOB shipping point at Qingdao, China.

The Company purchased Icemakers and motors from ChuZhou FuDa at total cost of $12,613,639 for FOB shipping point at Nanjing, China.

In addition, Flurida Group, Inc. purchased Magnets, Icemakers, Timers and related parts from Shanghai Fulu International Trading Co., Ltd., at total cost of $16,210 for FOB shipping point at Shanghai, China.

To manufacture the related refrigerator appliance parts, Zhong Nan Fu Rui, Chuzhou Fuda Mechanical & Electronics Co., Ltd, and Qingdao Fubida Electronics Co., needs key parts made in USA, which were purchased through Flurida Group, Inc. in USA.  The costs of purchasing the parts were $852,521 in fiscal year 2012.

For the fiscal year ended December 31, 2012, the Company had total purchase of $15,111,387.

At the fiscal year ended December 31, 2012, the Company had total ending inventory $2,278,467.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – RELATED PARTY TRANSACTIONS (Continued)

Cost of Goods Sold (Continued)

For the period of January 1 to December 31, 2012, the company had freight cost of $22,868 and other cost of $4,439; and had a total purchase return and discount of $115,959.

Therefore, in the fiscal year ended December 31, 2012, the Company incurred a total cost of good sold of $14,547,943.

Loan to Supplier

At January 1st, 2013, Flurida Group, Inc entered into a new loan agreement of $101,185 with the company’s primary supplier, Zhong Nan Fu Rui. The outstanding balance bears interest at 5.00%, pursuant to a written agreement, for the term from January 1st 2013 to December 31st 2013.

NOTE D – SHAREHOLDERS’ EQUITY

During the year ended December 31, 2008, Flurida Group, Inc has issued total 11,699,067 new shares on April 15, 2008, including 11,649,067 shares issued to loan holders who converted all the loans to common shares. At the year ended December 31, 2008, Flurida Group, Inc. incurred net loss of $(194,079).

Therefore, the total stockholders’ equity balance at December 31, 2008 was $1,075,377.

On April 15, 2008, 50,000 shares issued to Williams Law Group at $0.10, for the legal service value of $5,000.  On April 1, 2008, seven non-affiliated loan holders asked for repayment of their loans in the aggregate amount of $ 25,066 plus the total interest cost of $624.72, which was paid on the same date, April 1, 2008; meantime, seven additional lenders loaned an aggregate amount of $9,926.

On April 15, 2008, total loan amount of $1,164,906 was converted to common shares at price of $0.10 per share, for the total shares of 11,649,067 shares, which were issued to the loans holders.

There were no new shares issued during the period ending December 31, 2009, 2010, and 2011.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D – SHAREHOLDERS’ EQUITY (Continued)

On November 1, 2012, 300,000 shares were issued to Williams Law Group at $0.10, for the legal service value of $30,000.

Therefore, as of December 31, 2012 total shares issued and outstanding are 39,290,827.

NOTE E – GOING CONCERN

The Company’s customer concentration may raise doubt about its ability to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations.  In year 2012, the Company generated sales revenue of $16,007,275. The Company’s significant customers are Electrolux and its subsidiaries located in various countries.  Electrolux and its subsidiaries are operated independently in various countries, the management assess that it is unlikely if Electrolux and its subsidiary discontinue the purchase in near future due to the Company secured a purchase order in next three years with Electrolux and its subsidiaries. Because of the concentration of the customer and supplier base and Company’s heavily reliance on the Electrolux and its subsidiaries, Company may face the difficulty as going concern. However, the going concern may be mitigated due to the close relationship between the Company and it’s suppliers, Zhong Nan Fu Rui and Chuzhou Fuda Mechanical & Electronics Co., Ltd , which are 100% owned by the founder, Jianfeng Ding. Zhong Nan Fu Rui and Chuzhou Fuda Mechanical & Electronics Co., Ltd.’s current customers can be served by the Company for the same quality of products and services.  Besides, as of December 31, 2012, the cash and cash equivalent balance was $194,265, the management believes that the revenues will be generated and its cash flows will be maintained to cover its operational costs and the risk of going concern in long term is significantly low.

Exhibit A

	Year Ended	Year Ended
	December 31,	December 31,
	2012	2011

Administration Expense	1,681	2,071
Bad Debt Expense	-	5,895
Bank Service Charges	58,182	4,449
Business Registration	904	1,513
Certification Fee	66,654	73,832
Computer and Internet Expenses	1,317	1,100
Credit card Finance Charge	218	60
Depreciation and amortization expenses	20,957	14,965
Fuel charge	3,049	883
Gift and Promotion	9,504	5,048
Insurance Expense	945	945
Meals and Entertainment	19,822	14,293
Office Supplies	8,262	12,920
Parking fee	864	376
Payroll Expense - ER	38,835	33,452
Payroll Expenses - EE	674,705	585,978
Penalty & Fine Expenses	-	218
Postage & Shipping	8,154	6,035
Professional Fees	125,781	95,009
Rent Expense	52,687	52,075
Repairs and Maintenance	3,118	6,104
Research and development Expense	17,311	15,191
Service Cost	340	4,406
Telephone Expense	9,891	9,284
Travel Expense
Air Agent Fee	2,008	789
Airfare	42,425	58,332
Car Rental	5,687	3,872
Hotel Expense	29,377	27,954
Local Transportation	590	1,511
Travel Expense - Other	-	1,134
Total Travel Expense	80,087	93,592
Utilities	2,401	1,142
Total Expense	$1,205,671	$1,040,836

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosures

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2012. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2012, the Company’s disclosure controls and procedures were not effective. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after December 31, 2012.

Management’s Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, due to our financial situation, we will be implementing further internal controls as we become operative so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on its evaluation as of December 31, 2012, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2012. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2012, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Directors and Officers

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. Our directors and executive officers are as follows:

Name	Age	Position
Jianfeng Ding	56	Chairman of the Board, President, and CEO
Yaru Huang	45	Chief Financial Officer and Chief Accounting Officer
Ying Zhong	41	Chief Representative, Director

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

☐
Having any government agency, administrative agency, or administrative court impose an administrative finding, order, decree, or sanction against them as a result of their involvement in any type of business, securities, or banking activity.

☐	Being the subject of a pending administrative proceeding related to their involvement in any type of business, securities, or banking activity.

☐	Having any administrative proceeding been threatened against you related to their involvement in any type of business, securities, or banking activity.

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

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Principal Executive Officer, our two most highly compensated executive officers other than our PEO who occupied such position at the end of our latest fiscal year and up to two additional executive officers who would have been included in the table below except for the fact that they were not executive officers at the end of our latest fiscal year, by us, or by any third party where the purpose of a transaction was to furnish compensation, for all services rendered in all capacities to us or our subsidiary for the latest two fiscal years ended December 31, 2012, and December 31, 2011.

Name	Title	Year	Salary	Bonus	Stock awards	Option awards	Non equity incentive plan compensation	Non qualified deferred compensation and all other compensation	Total compensation

Jianfeng Ding	Chairman CEO	2012	350,000						350,000
		2011	350,000						350,000

Yaru Huang	CFO	2012	80,000						80,000
		2011	80,000						80,000

Ying Zhong	Director	2012	80,000						80,000
		2011	80,000						80,000

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

Employment period is three years from December 2006 to December 2009. Annual salary will be $150,000 starting to pay at January, 2009. The salaries accrued from December 2006 and December 2008 will be waived by Jianfeng Ding. Accordingly, there is no salary payment for Jianfeng Ding in 2006, 2007, and 2008, respectively. The employment was renewed in January 2010 for another three years with annual salary of $200,000 in 2010 and $350,000 in 2011 and 2012.

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

Employment period was three years from December 2006 to December 2009. Annual salary will be $60,000 starting to pay at January, 2009. The employment was renewed in January 2010 for another three years with annual salary of $70,000 in 2010 and $80,000 in 2011 and 2012.

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

Employment period was three years from October 2007 to October 2009. Annual salary will be $60,000 starting to pay at April 2009. The salaries accrued from October 2007 to December 2008 will be waived by Ying Zhong. Accordingly, there is no salary payment for Ying Zhong in 2007, and 2008, respectively. The employment was renewed in January 2010 for another three years with annual salary of $70,000 in 2010 and $80,000 in 2011 and 2012.

Compensation Committee Interlocks and Insider Participation

We have no compensation committee (or other board committee performing equivalent functions). The board of directors will make decisions for the compensation of executive officers. Currently, there are three directors: Jianfeng Ding, Yaru Huang, Ying Zhong are also executive officers and shareholders with more than 5% of issued common stocks. During the last completed fiscal year, there are no other individuals participated in deliberations of the registrant’s board of directors concerning executive officer compensation.

Outstanding Equity Awards At Fiscal Year-End

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END December 31, 2012

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

No option awards, unexercised options, unvested stock awards or equity incentive plan awards were granted to our named executive officers during fiscal year ended at December 31, 2012.

Director Compensation

The following table summarizes the compensation paid to Flurida Group’ directors for the fiscal year ended December 31, 2012:

Name	Fees Earned or Paid in Cash	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Jianfeng Ding	0	0	0	0	0	0
Yaru Huang	0	0	0	0	0	0
Ying Zhong	0	0	0	0	0	0

No director was paid in any form of compensation as of December 31, 2012.

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
Chicago, IL 60602.

Name	Number of Shares of Common stock	Percentage

Jianfeng Ding [1]	13,498,880	34.36%
Yaru Huang [1]	13,498,880	34.36%
Ying Zhong	2,000,000	5.09%
All executive officers and directors as a group [3 persons]	29,277,760	74.52%

[1] Owned 13,498,880 shares in the name of Jianfeng Ding and 13,498,880 shares in the name of Yaru Huang, husband and wife.

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 39,290,827 shares of common stock outstanding as of December 31, 2012.

Securities authorized for issuance under equity compensation plans

5,000,000 shares of Common Stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of December 31, 2012, total 29,277,760 shares were issued to officers and directors. Please see the table below for details:

Name	Total Shares	Total Amount	Percentage
Fenglan Li	165,000	15,750	0.42%
Fuling Li	115,000	10,750	0.29%
Ying Zhong	2,000,000	200,000	5.09%
Jianfeng Ding & Yaru Huang
	26,997,760	323,998	68.72%
Total	29,277,760	$550,498	74.52%

•  Based on total outstanding issued shares as of December 31, 2012: 39,290,827

Cost of Goods Sold

The Company’s purchase is primarily from supplier, Zhong Nan Fu Rui Mechanical Electronics Manufacturing Co., Ltd and Chuzhou Fuda Mechanical & Electronics Co., Ltd, owned 100% by the founder of the Company, Jianfeng Ding. Due to Jianfeng Ding, and Yaru Huang, husband and wife, combined hold 68.89% issued common shares for Flurida Group, Inc., the two entities, Flurida Group, Inc., and Zhong Nan Fu Rui Mechanical Electronics Manufacturing Co., Ltd and Chuzhou Fuda Mechanical & Electronics Co., Ltd are under common control according to EITF 02-5.

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

At the year ended December 31, 2011, the Company had ending inventory $1,803,675 that was purchased from Zhong Nan Fu Rui and ChuZhou FuDa.

From the period January 1 to December 31, 2012, Flurida Group, Inc. purchased Motors, parts and stoves from Zhong Nan Fu Rui at total cost of $1,515,914 for FOB shipping point at Qingdao, China.

Flurida Group, Inc. also purchased Motors, Deflectors, Icemakers, Magnets, Dac boxes, and other related parts from Qingdao Fubida Electronics Co., Ltd. at total cost of $113,103 for FOB shipping point at Qingdao, China.

The Company purchased Icemakers and motors from ChuZhou FuDa at total cost of $12,613,639 for FOB shipping point at Nanjing, China.

In addition, Flurida Group, Inc. purchased Magnets, Icemakers, Timers and related parts from Shanghai Fulu International Trading Co., Ltd., at total cost of $16,210 for FOB shipping point at Shanghai, China.

To manufacture the related refrigerator appliance parts, Zhong Nan Fu Rui, Chuzhou Fuda Mechanical & Electronics Co., Ltd, and Qingdao Fubida Electronics Co., needs key parts made in USA, which were purchased through Flurida Group, Inc. in USA. The costs of purchasing the parts were $852,521 in fiscal year 2012.

For the fiscal year ended December 31, 2012, the Company had total purchase of $15,111,387.

At the fiscal year ended December 31, 2012, the Company had total ending inventory $2,278,467.

For the period of January 1 to December 31, 2012, the company had freight cost of $22,868 and other cost of $4,439; and had a total purchase return and discount of $115,959.

Therefore, in the fiscal year ended December 31, 2012, the Company incurred a total cost of goods sold of $14,547,943.

Loan to Supplier

At January 1st, 2013, Flurida Group, Inc entered into a new loan agreement of $101,185 with the company’s primary supplier, Zhong Nan Fu Rui. The outstanding balance bears interest at 5.00%, pursuant to a written agreement, for the term from January 1st 2013 to December 31st 2013.

Director Independence

Our board of directors has determined that we do not have a board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Item 14. Principal Accountant Fees and Services

Enterprise CPA was our independent auditors for the fiscal years ended December 31, 2012 and 2009.

The following table shows the fees paid or accrued by us for the audit and other services provided by our auditor for fiscal 2012 and 2011.

	2012	2011

Audit Fees	$27500	$27,500
Audit-Related Fees
Tax Fees
All Other Fees
Total	$27,500	$27,500

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
____
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

Flurida Group, Inc.,
a Nevada corporation

Title	Name	Date	Signature

Principal Executive Officer	Jianfeng Ding	March 29, 2013	/s/ Jianfeng Ding

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	NAME	TITLE	DATE

/s/ Jianfeng Ding	Jianfeng Ding	Principal Executive Officer and Director	March 29, 2013

/s/ Yaru Hang	Yaru Hang	Principal Financial Officer and Principal Accounting Officer	March 29, 2013

/s/ Ying Zhong	Ying Zhong	Director	March 29, 2013

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

32.2 *	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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
____
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