Form 10-Q
period 2013-03-31
FLURIDA GROUP INC
filed 2013-05-15
CIK 1430960

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 1, 2013 there were 39,290,827 shares issued and outstanding of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

FLURIDA GROUP, INC.

Financial Statements
(Unaudited)

As of March 31, 2013 and 2012

FLURIDA GROUP, INC.
CONSOLIDATED BALANCE SHEETS
	March 31	December 31
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$1,043,882	$194,265
Accounts receivable, net	1,878,210	1,558,282
Inventory	2,392,025	2,278,467
Total Current Assets	$5,314,117	$4,031,014

Property, plant and equipment, net	$91,707	$88,276

Other assets:
Loan to supplier	$101,185	$101,185
Accrued interest receivable	1,343	-
Security deposit	6,264	6,264
Total Other Assets	$108,792	$107,449

TOTAL ASSETS	$5,514,616	$4,226,739
LIABILITIES & EQUITY
Current liabilities:
Account payable	$3,581,288	$2,168,172
Income taxes payable	-	-
Unearned revenue	68,821	224,976
Total current liabilities	$3,650,109	$2,393,148

Stockholders' Equity:
Common stock, $0.001 par value;
200,000,000 shares authorized;
39,290,827 shares issued and outstanding.	$39,291	$39,291

Paid-in capital	1,251,313	1,251,313

Retained earnings	588,860	543,164

Accumulated other comprehensive Income (loss)	(14,957)	(177)

Total stockholders' equity	$1,864,507	$1,833,591

TOTAL LIABILITIES & EQUITY	$5,514,616	$4,226,739

FLURIDA GROUP, INC.
CONSOLIDATED STATEMENT OF OPERATION
	Three Months Ended
	March 31, 2013	March 31, 2012
	Unaudited	Unaudited

Revenues:	$4,763,507	$3,342,405
Cost of Goods Sold	$4,395,204	$2,980,597
Gross Profit	$368,303	$361,808
Operating expenses:
Research and development	4,930	7,488

Selling, general and administrative expenses	282,688	288,347

Depreciation and amortization expenses	6,182	4,911
Total Operating Expenses	$293,800	$300,746

Operating Income	$74,503	$61,062

Investment income, net	$1,371	$2,959
Interest expense, net	3,378	2,222
Income before taxes	$72,496	$61,799
Income tax expense	26,800	28,000
Net income	$45,696	$33,799

Net Income per common share-Basics	$0.00	$0.00
Net Income per common share-Diluted	$0.00	$0.00

Other comprehensive Income(Loss), net of tax:
Foreign currency translation adjustments	(14,780)	(1,690)
Total other comprehensive Income(Loss)	$(14,780)	$(1,690)
Comprehensive Income (Loss)	$30,916	$32,109

FLURIDA GROUP, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
FOR THE PERIOD ENDED MARCH 31, 2013

			Additional		Accumulated Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balance, December 31, 2006				$(1,500)		$(1,500)

Balance, December 31, 2007	27,291,760	$27,292	$63,406	$(20,619)	$(126)	$69,953

Balance, December 31, 2008	38,990,827	$38,991	$1,221,613	$(214,698)	$29,471	$1,075,377

Balance, December 31, 2009	38,990,827	$38,991	$1,221,613	$(23,633)	$48,979	$1,285,950

Adjustment for Exchange rate changes					$(43,456)	$(43,456)

Net Income for the year ended December 31, 2010				$211,205		$211,205

Balance, December 31, 2010	38,990,827	$38,991	$1,221,613	$187,572	$5,523	$1,453,699

Adjustment for Exchange rate changes					$5,542	$5,542

Net Income for the year ended December 31, 2011				$200,501		$200,501

Balance, December 31, 2011	38,990,827	$38,991	$1,221,613	$388,073	$11,065	$1,659,742

Issurance of common stocks to Williams @ 0.10
per share on November 1, 2012	300,000	$300	$29,700			$30,000

Adjustment for Exchange rate changes					$(11,242)	$(11,242)

Net Income for the year ended December 31, 2012				$155,091		$155,091

Balance, December 31, 2012	39,290,827	$39,291	$1,251,313	$543,164	$(177)	$1,833,591

Adjustment for Exchange rate changes					$(14,780)	$(14,780)

Net Income for the year ended March 31, 2013				$45,696		$45,696

Balance, March 31, 2013	39,290,827	$39,291	$1,251,313	$588,860	$(14,957)	$1,864,507

FLURIDA GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
	Three Months Ended
	March 31, 2013	March 31, 2012
Operating Activities:	Unaudited	Unaudited

Net Income	$45,696	$33,799
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation expense	6,182	4,911
Inventory	(113,558)	(169,544)
Account receivable	(319,927)	(296,952)
Accrued interest receivable	(1,343)	(2,807)
Unearned revenue	(156,155)	138,081
Increase in income tax payable	-	-
Increase in account payable	1,413,116	941,358
Net cash provided by operating activities	$874,011	$648,846
Investing Activities:
Purchase Property	(9,614)	(7,518)
Net cash provided by investing activities	$(9,614)	$(7,518)
Financing Activities:
Proceeds from issuance of common stock	-	-
Proceeds from loan from shareholders	-	-
Net cash provided by financing activities	$-	$-
Effect of Exchange Rate on Cash	$(14,780)	$(1,690)
Net increase (decrease) in cash and cash equivalents	$849,617	$639,638
Cash and cash equivalents at beginning of the period	$194,265	$741,230
Cash and cash equivalents at end of the period	$1,043,882	$1,380,868

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

Flurida Group leased a warehouse at 24412 S Main Street, Carson, CA 90745.

Flurida Group Inc closed its subsidiary Flurida Group European S.R.L (“Flurida European”) in July 2011.

The company closed its Flurida Qingdao China office in July, 2009.

The Company’s main business includes sourcing, distribution and marketing of appliance parts in Asia, Europe, North and South America. In additionally, the Company also sell stoves, thermostat and other electronic components.

These parts are manufactured in China by Zhong Nan Fu Rui Mechanical Electronics Manufacturing Co., Ltd. (“Zhong Nan Fu Rui”) and Chuzhou Fuda Mechanical & Electronics Co., Ltd (“ChuZhou Fuda”). Zhong Nan Fu Rui was established in 2005 specializing in home appliance components and subassemblies manufacturing, and located in Qingdao City, Shandong Province, China.  ChuZhou Fuda was an appliance components and sub-assemblies manufacturer established on March 18, 2008 and located in Chuzhou City, Anhui Province, China. On September 18, 2007, Flurida Group, Inc. signed a long-term distribution agreement with Zhong Nan Fu Rui Mechanical Electronics Manufacturing Co., Ltd. hong Nan Fu Rui is a Chinese manufacturing company owned 100% by Mr. Jianfeng Ding, the founder of the Company.

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

For the period of January to March 31, 2013, the Company purchased $ 5,171 Furniture and equipments, and $ 4,443 Computer and data process equipments.

As of March 31, 2013, the company has furniture, Computer and data processing equipments, and equipments at a purchase cost of $ 135,201, and $ 43,494 of accumulated depreciation expense was recorded.

FLURIDA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Account Receivable

As of March 31, 2013, the company had a total of $ 1,878,210 account receivable from it major customers. Detail showed as below.

3/31/2013
Chuzhou FuDa	$273,326
DEL VISIONARIES	$50
Electrolux- Australia	$278,725
Electrolux-Anderson-US	$25,466
Electrolux-Mexico	$28,310
Electrolux-Major Appliance	$210,154
Eelectrolux Do Brasil	$95,878
Electrolux - Sweden	$5,305
Electrolux Italy	$213,820
Electrolux Hungary	$403,339
Electrolux ST.Cloud	$91,174
Exact Replacement Parts	$35,624
Qingdao Fubida	$169,325
Stanco Metal Products Inc	$36,357
The Paradigm Project	$11,356
TOTAL AR	$1,878,210

Accrued Interest Receivable

In January 1, 2013, the company entered a new loan agreement of $101,185 with its main supplier Zhong Nan Fu Rui Mechanical electronics Co., Ltd at interest rate of 5.00%, term January 1, 2013 to December 31, 2013.  As of March 31, 2013, total of $ 1,343 accrued interest receivable with interest rate at 5.00% was incurred.

FLURIDA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Account Payable

The Company incurred accounts payable including professional fees, purchases, payroll and payroll tax liability, and other service fee payables.

As of March 31, 2013, the company had a total of $ 3,581,288 account payable, which was included $ 175,299 for Zhong Nan Fu Rui, $ 3,010,017 for Chu Zhou Fu Da, and $ 303,687 for US suppliers, $ 58,754 for salary and payroll tax payable, and $ 33,531 for all other account payable.

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

Income Tax Payable

For the period of January 1 to March 31, 2013 and 2012, the Company incurred income tax expense of $ 26,800 and $ 28,000 respectively.  As of March 31, 2013, the income taxes payable of the Company was $ 0.

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

As of March 31, 2013, there were 17,325 icemakers and 81,648 pieces motor in Electrolux Juarez warehouse as of consignment inventory. Also, there were 271,296 pieces motors, and 20,160 icemakers in Electrolux Anderson warehouse as of consignment inventory.

The company also had 10,080 Icemakers and 30,240 motors been shipped out at FOB shipping point Nanjing, China to Electrolux Juarez warehouse. The company also had 311,904 pieces Motor and 10,080 icemakers been shipped out at FOB shipping point Nanjing, China to Electrolux Anderson warehouse. Those purchases haven’t considered as a sale or a consignment inventory at the period ended March 31, 2013. However, it’s the in transit inventories of Flurida Group, Inc.

As a result, as of March 31, 2013, the company had total inventory at a value $ 2,392,025.

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

For the fiscal quarter ended March 31, 2013, the Company had total net revenue of $ 4,763.507.

For the period January 1 to March 31, 2013, the Company sold icemakers and motors to, Electrolux USA, located at Charlotte NC for sales of $ 2,559,327. The icemakers and motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd; all the icemakers and motors were shipped out at FOB shipping point Nanjing, China.

The company also sold motors, to Stanco Metal Products for $ 72,714; the motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd; all the motors were shipped out at FOB shipping point Nanjing, China.

For the fiscal quarter ended March 31, 2013, the Company sold components and appliance parts to Electrolux –Australia for $ 278,725. The components were manufactured and supplied by Chu Zhou Fu Da Mechanical and Electronics; all the icemakers and components were shipped out at FOB shipping point Nanjing, China.

The Company sold DAC Boxes, Deflector, push buttons, Magnets, Motors and other related parts to Electrolux –Italy for total $ 156,456. The DAC Boxes, Magnets, Motors and other related parts were manufactured and supplied by Zhong Nan Fu Rui and Chu Zhou Fuda; all the DAC Boxes magnets, and motors were shipped out at FOB shipping point, Qingdao and Nanjing, China.

The Company also sold DAC Boxes, Magnets, Motors, and other related parts to Electrolux – Hungry for total $403,339. The DAC Boxes, magnets and Motors were manufactured and supplied by Zhong Nan Fu Rui and ChuZhou Fuda; all the DAC Boxes magnet, and motors were shipped out at FOB shipping point Qingdao and Nanjing, China.

FLURIDA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenues Recognition (Continued)

The Company also sold DAC Boxes and related parts to Electrolux –Sweden for $ 5,305. The DAC Box and parts were manufactured and supplied by Chu Zhou Fuda; all the DAC Boxes were shipped out at FOB shipping point Nanjing, China.

The company sold Motors, icemakers, and some related refrigerator appliance parts to North Carolina Electrolux Major Appliances, Inc for $ 246,836. The parts, icemakers, and motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

The Company also sold Motors to Electrolux –ST. Cloud for $ 82,691. The motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

The Company sold Motors and other parts to Electrolux – Do Brasil for $103,678. The motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

The company sold thermostats and icemakers to an US company, Exact Replacement Parts for $ 65,742. The parts were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

The company sold icemakers to an US company, Domestic LLC for $ 14,641. And the icemakers were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd; all the icemakers were shipped out at FOB shipping point Nanjing, China.

The company sold stoves to The Paradigm Project for $ 156,332. The stoves were manufactured and supplied by Zhong Nan Fu Rui, and were shipped out at FOB shipping point at Qingdao, China.

In the period of January 1, 2013 to March 31, 2013, the Company sold parts or provided services to America Corporation for a total of $ 3,000.

FLURIDA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenues Recognition (Continued)

For the period of January to March 31, 2013, the Company sold thermostats and other related key parts for icemakers and motors, to ChuZhouFuDa, and Qingdao Fubida Electronic. The parts were used for the icemakers and motors. Flurida Group purchased the parts from Wako Electronics, Inc., an US Company located at Louisville, KY 40299.  Flurida Group also sold Rocker Switch, the key parts for icemakers, to ChuZhouFuDa.  The parts, Rocker Switch, were used for the icemakers .The Company purchased the parts, Rocker Switch, from CW Industries, an US Company located at Southampton, PA; and also Flurida Group purchased some other related key parts from corporate America, and then sold to Qingdao Fubida Electronic, and ChuZhouFuDa. Flurida Group, Inc. adds averaged 5% - 10% margin based on the cost of purchase, then sold to them, so, $ 266,352, and $ 348,806 were sold and invoiced to ChuZhouFuDa, and Qingdao Fubida Electronic respectively in the fiscal year ended March 31, 2013.

In summary, for the period of January 1 to March 31, 2013, the Company incurred the total gross sales of $ 4,763,945. And the Company had sales discount and return of $ 438, so, a total of $ 4,763,507 net sales were recorded. The cost of goods sold is discussed in details in Note C, Related Party Transactions.

Operating Expense

Operating Expenses includes research and development expense, all selling, general and administrative expenses, and depreciation expenses for Flurida Group Inc.  For the fiscal quarter ended March 31, 2013 and 2012, the Company had total operating expenses of $ 293,800 and $300,746 respectively, which include the research and development expense of $ 4,930 and $ 7,488, and depreciation expenses of $ 6,182 and $ 4,911, and selling, general and administrative expense of $ 282,688 and $ 288,347. Detail was showed on Exhibit A.

Professional Fee

Professional fees are consist of accounting and auditing fee, legal fee, commission and consulting expenses, SEC filling fee, and other professional expenses. The total professional fees were $ 21,000 and $ 5,804 for the fiscal quarter ended March 31, 2013 and 2012 respectively.

FLURIDA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Payroll Expense

Started from February 2013, Flurida Group stayed the salaries amount of officers Jianfeng Ding, Yaru Huang, and Ying Zhong for $350,000, $84,000, $ 84,000. The Social Security tax and Medicare tax were paid by both employer and employees in USA; employees also withheld portion of Federal and State tax calculate by each individual’s status. All of the tax was submitted to Internal Revenue Service and local government at a semiweekly basis.

The total payroll expenses for the fiscal quarter ended March 31, 2013 and 2012 were listed as follows:

	Three Months Ended
	March 31, 2013	March 31, 2012
Payroll Expense - ER
Federal Unemployment Tax	294.00	392.00
State Unemployment Tax	1,295.95	1,532.75
US Medicare Tax - ER	2,355.03	2,684.57
US Social Security Tax -ER	10,069.85	11,478.82
Payroll Expense - ER - Other	377.42	279.08
Total Payroll Expense - ER	14,392.25	16,367.22
Payroll Expenses - EE
Federal Tax Withholding	32,436.00	31,723.89
State Tax Withholding	11,869.97	11,578.29
US Medicare Tax -EE	2,355.03	2,684.57
US Net Salaries payment - EE	105,835.82	131,541.49
US Social Security Tax - EE	10,069.83	7,775.98
Total Payroll Expenses - EE	162,566.65	185,304.22

Total Payroll Expenses	176,958.90	201,671.44

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

NOTE C – RELATED PARTY TRANSACTIONS

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of March 31, 2013, total 29,277,760 shares were issued to officers and directors.  Please see the table below for details:

Name	Total Shares	Total Amount	Percentage
Fenglan Li	165,000	15,750	0.42%
Fuling Li	115,000	10,750	0.29%
Ying Zhong	2,000,000	200,000	5.09%
Jianfeng Ding & Yaru Huang	26,997,760	323,998	68.72%
Total	29,277,760	$550,498	74.52%

• Based on total outstanding issued shares as of March 31, 2013: 39,290,827

FLURIDA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – RELATED PARTY TRANSACTIONS (Continued)

Cost of Goods Sold

The Company’s purchase is primarily from supplier, Chuzhou Fuda Mechanical & Electronics Co., Ltd, owned 100% by the founder of the Company, Jianfeng Ding.  Due to Jianfeng Ding, and Yaru Huang, husband and wife, combined hold 68.72% issued common shares for Flurida Group, Inc., the two entities, Flurida Group, Inc., and Chuzhou Fuda Mechanical & Electronics Co., Ltd are under common control according to EITF 02-5.

The products the Company will sell are manufactured in China by Chuzhou Fuda Mechanical & Electronics Co., Ltd (“Chuzhou Fuda”). Chuzhou Fuda, owned 100% indirectly by Jianfeng Ding and Yaru Huang, husband and wife, is an appliance components and sub-assemblies manufacturer established on March 18, 2008. Chuzhou Fuda is located in Chuzhou City, Anhui Province, China. The plant space is around 100,000sq. ft. with 18 molding machine up to 800 metric ton and 6 assemblies lines for appliance components and assemblies.

The management of Flurida Group, Inc. believes that the purchase price for the parts from Chuzhou Fuda  will be market price.  Flurida Group, Inc. and Chuzhou Fuda are two totally separated entities, i.e., Flurida Group, Inc. is a USA corporation and will fully comply with USA regulations and USA general accepted accounting principles; Chuzhou Fuda is a Chinese company and it will comply with Chinese legal systems.

Flurida Group, Inc. and Chuzhou Fuda will operate independently.  Chuzhou Fuda, as a Chinese local manufacturer, will record their manufacturing costs and inventories based on the Chinese accounting regulations rulings.  But, when Flurida Group, Inc. purchases the parts from Chuzhou Fuda, Flurida Group will record the actual costs paid to Chuzhou Fuda as the costs for inventory of Flurida Group, Inc.  There is no any relationship for Chuzhou Fuda’s manufacturing historic costs with Flurida Group’s inventory value.  Specifically, Flurida’s inventory value is equal to the purchase price or actual cost of the parts purchased from Chuzhou Fuda, and the purchase price of the parts will be fair market price.  Flurida Group, Inc. will adopt the first-in and first-out inventory system according to generally accepted accounting principles in USA.

FLURIDA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – RELATED PARTY TRANSACTIONS (Continued)

Cost of Goods Sold (Continued)

Flurida Group also purchased the products from suppliers, Zhong Nan Fu Rui Mechanical Electronics Manufacturing Co., Ltd. (“Zhong Nan Fu Rui”).  It was owned 100% by the founder of the Company, Jianfeng Ding., and established in 2005 specializing in home appliance components and subassemblies manufacturing, and located in Qingdao City, Shandong Province, China.

At the year ended December 31, 2012, the Company had ending inventory $2,278,467 that was majority purchased from Zhong Nan Fu Rui and ChuZhou FuDa.

From the period January 1 to March 31, 2013, Flurida Group, Inc. purchased Stoves and parts from Zhong Nan Fu Rui at total cost of $ 181,348 for FOB shipping point at Qingdao, China.

The Company purchased Icemakers, motors, and parts from ChuZhou FuDa at total cost of $ 3,724,088 for FOB shipping point at Nanjing, China.

To manufacture the related refrigerator appliance parts, Zhong Nan Fu Rui and Chu Zhou Fu Da., needs key parts made in USA, which were purchased through Flurida Group, Inc. in USA.  The costs of purchasing the parts were $ 598,003 in the fiscal quarter ended March 31, 2013.

For the fiscal quarter ended March 31, 2013, the Company had total purchase of $ 4,503,439.

At the periods ended March 31, 2013, the company had total ending inventory at a value $ 2,392,025.

For the period of January 1 to March 31, 2013, the company had freight cost and other related cost of $ 5,323.

Therefore, in the fiscal quarter ended March 31, 2013, the Company incurred a total cost of good sold of $ 4,395,204.

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

On November 1, 2012, 300,000 shares were issued to Williams Law Group at $ 0.10, for the legal service value of $30,000.

Therefore, as of March 31, 2013 total shares issued and outstanding are 39,290,827.

FLURIDA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E – GOING CONCERN

The Company’s customer concentration may raise doubt about its ability to continue as a going concern.  The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations.  In the first quarter ended March 31, 2013, the Company generated sales revenue of $ 4,763,507.  The Company’s significant customers are Electrolux and its subsidiaries located in various countries.  Electrolux and its subsidiaries are operated independently in various countries, the management assess that it is unlikely if Electrolux and its subsidiary discontinue the purchase in near future due to the Company secured a purchase order in next three years with Electrolux and its subsidiaries.  Because of the concentration of the customer and supplier base and Company’s heavily reliance on the Electrolux and its subsidiaries, Company may face the difficulty as going concern.  However, the going concern may be mitigated due to the close relationship between the Company and it’s suppliers, Zhong Nan Fu Rui and Chuzhou Fuda Mechanical & Electronics Co., Ltd , which are 100% owned by the founder, Jianfeng Ding.  Zhong Nan Fu Rui and Chuzhou Fuda Mechanical & Electronics Co., Ltd.’s current customers can be served by the Company for the same quality of products and services.  Besides, as of March 31, 2013, the cash and cash equivalent balance was $ 1,043,882, the management believes that the revenues will be generated and its cash flows will be maintained to cover its operational costs and the risk of going concern in long term is significantly low.

Exhibit A

	Three Months Ended	Three Months Ended
	March 31, 2013	March 31, 2012
Operating expenses
Administration Expense	129	550
Bank Service Charges	11,556	766
Business Registration	343
Certification	4,271	28,106
Computer and Internet Expenses	182	593
Depreciation Expenses	6,182	4,911
Fuel charge	244	305
Gift and Promotion		1,577
Meals and Entertainment	10,268	2,985
Office Supplies	1,103	1,761
Parking Fee	54	12
Payroll Expense - ER	14,392	16,367
Payroll Expenses - EE	162,567	185,304
Penalty & Fine Expenses	299
Postage and Shipping	778	2,260
Professional Fees
Auditing Factory		2,170
Commission and Consulting Fee	21,000	-
Legal Fee		3,279
Transfer Agent Service		355
Total Professional Fees	21,000	5,804
Rent Expense	17,364	12,932
Repair and Maintenance	21	750
Research and Development Expense	4,930	7,488
Service Cost		220
Telephone Expense	3,263	2,081
Travel Expense
Airfare	16,673	15,194
Car Rental	1,788	530
Hotel Expense	13,836	9,683
Local Transportation	2,101	-
Travel Expense - Other		-
Total Travel Expense	34,398	25,406
Utilities	454	567
Total Operating Expense	293,800	300,746

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

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

Overview

Our business is the sale of appliance parts in Asia, Europe, Australia, North and South America. The main products that we sell to these markets are icemakers, motors, ice water dispensing system, and appliance assemblies and stoves.

These parts are manufactured in China by Chuzhou Fuda Mechanical & Electronics Co., Ltd (“ChuZhou Fuda”) and Zhong Nan Fu Rui Mechanical Electronics Manufacturing Co., Ltd. (“Zhong Nan Fu Rui”)

Chuzhou Fuda Mechanical & Electronics Co., Ltd. owned 100% indirectly by Jianfeng Ding and Yaru Huang, husband and wife is an appliance components and sub-assemblies manufacturer established on March 18, 2008. Chuzhou Fuda is located in Chuzhou City, Anhui Province, China. The plant space is around 100,000 sq. ft. with 18 molding machine up to 800 metric ton and 6 assemblies lines for appliance components and assemblies.

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

Results of Operations

For the three months ended March 31, 2013 vs. March 31, 2012.

Revenue

For the three months ended March 31, 2012, the Company had net total revenue of $3,342,405 to the Company’s Europe, North and South America customers.

For the three months ended March 31, 2013, the Company had net total revenue of $4,763,507, which was increased nearly 47% than the fiscal quarter ended March 31, 2012 total revenue of $3,342,405. This increase was because all main customer sales went up, plus new product stove sales started in 2012 third quarter and continued in the quarter ended March 31, 2013.

For the period January 1 to March 31, 2013, the Company sold icemakers and motors to, Electrolux USA, located at Charlotte NC for sales of $ 2,559,327. The icemakers and motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd; all the icemakers and motors were shipped out at FOB shipping point Nanjing, China.

The company also sold motors, to Stanco Metal Products for $ 72,714; the motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd; all the motors were shipped out at FOB shipping point Nanjing, China.

For the fiscal quarter ended March 31, 2013, the Company sold components and appliance parts to Electrolux –Australia for $ 278,725. The components were manufactured and supplied by Chu Zhou Fu Da Mechanical and Electronics; all the icemakers and components were shipped out at FOB shipping point Nanjing, China.

The Company sold DAC Boxes, Deflector, push buttons, Magnets, Motors and other related parts to Electrolux –Italy for total $ 156,456. The DAC Boxes, Magnets, Motors and other related parts were manufactured and supplied by Zhong Nan Fu Rui and Chu Zhou Fuda; all the DAC Boxes magnets, and motors were shipped out at FOB shipping point, Qingdao and Nanjing, China.

The Company also sold DAC Boxes, Magnets, Motors, and other related parts to Electrolux – Hungry for total $403,339. The DAC Boxes, magnets and Motors were manufactured and supplied by Zhong Nan Fu Rui and ChuZhou Fuda; all the DAC Boxes magnet, and motors were shipped out at FOB shipping point Qingdao and Nanjing, China.

The Company also sold DAC Boxes and related parts to Electrolux –Sweden for $ 5,305. The DAC Box and parts were manufactured and supplied by Chu Zhou Fuda; all the DAC Boxes were shipped out at FOB shipping point Nanjing, China.

The company sold Motors, icemakers, and some related refrigerator appliance parts to North Carolina Electrolux Major Appliances, Inc for $ 246,836. The parts, icemakers, and motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

The Company also sold Motors to Electrolux –ST. Cloud for $ 82,691. The motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

The Company sold Motors and other parts to Electrolux – Do Brasil for $103,678. The motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

The company sold thermostats and icemakers to an US company, Exact Replacement Parts for $ 65,742. The parts were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

The company sold icemakers to an US company, Domestic LLC for $ 14,641. And the icemakers were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd; all the icemakers were shipped out at FOB shipping point Nanjing, China.

The company sold stoves to The Paradigm Project for $ 156,332. The stoves were manufactured and supplied by Zhong Nan Fu Rui, and were shipped out at FOB shipping point at Qingdao, China.

In the period of January 1, 2013 to March 31, 2013, the Company sold parts or provided services to America Corporation for a total of $ 3,000.

For the period of January to March 31, 2013, the Company sold thermostats and other related key parts for icemakers and motors, to ChuZhouFuDa, and Qingdao Fubida Electronic. The parts were used for the icemakers and motors. Flurida Group purchased the parts from Wako Electronics, Inc., an US Company located at Louisville, KY 40299. Flurida Group also sold Rocker Switch, the key parts for icemakers, to ChuZhouFuDa. The parts, Rocker Switch, were used for the icemakers .The Company purchased the parts, Rocker Switch, from CW Industries, an US Company located at Southampton, PA; and also Flurida Group purchased some other related key parts from corporate America, and then sold to Qingdao Fubida Electronic, and ChuZhouFuDa. Flurida Group, Inc. adds averaged 5% - 10% margin based on the cost of purchase, then sold to them, so, $ 266,352, and $ 348,806 were sold and invoiced to ChuZhouFuDa, and Qingdao Fubida Electronic respectively in the fiscal year ended March 31, 2013.

In summary, for the period of January 1 to March 31, 2013, the Company incurred the total gross sales of $ 4,763,945. And the Company had sales discount and return of $ 438, so, a total of $ 4,763,507 net sales were recorded.

In both fiscal quarter ended March 31, 2013 and 2012 sales, more than 80% of total revenues were generated through Electrolux controlled subsidiaries in various countries. Electrolux Group operated its each subsidiary independently in each country, and all the sales orders and sales contracts were negotiated and signed independently. Accordingly, we believe that lack of one or a few subsidiaries of Electrolux sales order may have effect on our overall sales revenue, but the effects were slightly reduced in 2013 vs 2012. We signed long-term distribution agreement with various Electrolux subsidiaries, the risk of loss the contracts with Electrolux is significantly low.

Cost of Revenue

Our Costs of Goods Sold, as we expected will increased slightly due to increasing Chinese Yuan’s currency exchange rate, labor costs, and raw materials. We anticipate this trend to continue and may adjust our unit price upward to reduce the impact of rising costs.

For the three months ended March 31, 2013, the Company incurred a total cost of goods sold of $4,763,507, for the purchases of parts, motor, and icemakers for the total sales of $4,395,203.

At the year ended December 31, 2012, the Company had ending inventory $2,278,467 that was majority purchased from Zhong Nan Fu Rui and ChuZhou FuDa.

From the period January 1 to March 31, 2013, Flurida Group, Inc. purchased Stoves and parts from Zhong Nan Fu Rui at total cost of $ 181,348 for FOB shipping point at Qingdao, China.

The Company purchased Icemakers, motors, and parts from ChuZhou FuDa at total cost of $ 3,724,088 for FOB shipping point at Nanjing, China.

To manufacture the related refrigerator appliance parts, Zhong Nan Fu Rui and Chu Zhou Fu Da., needs key parts made in USA, which were purchased through Flurida Group, Inc. in USA. The costs of purchasing the parts were $ 598,003 in the fiscal quarter ended March 31, 2013.

For the fiscal quarter ended March 31, 2013, the Company had total purchase of $ 4,503,439.

At the periods ended March 31, 2013, the company had total ending inventory at a value $ 2,392,025.

For the period of January 1 to March 31, 2013, the company had freight cost and other related cost of $ 5,323.

Therefore, in the three months ended March 31, 2013, the Company incurred a total cost of goods sold of $4,395,204 which was increased nearly 47 % comparing to the three months ended March 31, 2012 cost of goods sold of $2,980,597. The increase of cost of goods sold was due to the sales increase, increasing Chinese Yuan’s currency exchange rate, labor costs, and raw materials.

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

Expense

Our operation expenses consist of selling, general and administrative expenses, and research & development expenses, and depreciation expenses:

	Three Months Ended	Three Months Ended
	March 31, 2013	March 31, 2012
Operating expenses
Administration Expense	129	550
Bank Service Charges	11,556	766
Business Registration	343
Certification	4,271	28,106
Computer and Internet Expenses	182	593
Depreciation Expenses	6,182	4,911
Fuel charge	244	305
Gift and Promotion		1,577
Meals and Entertainment	10,268	2,985
Office Supplies	1,103	1,761
Parking Fee	54	12
Payroll Expense - ER	14,392	16,367
Payroll Expenses - EE	162,567	185,304
Penalty & Fine Expenses	299
Postage and Shipping	778	2,260
Professional Fees
Auditing Factory		2,170
Commission and Consulting Fee	21,000	-
Legal Fee		3,279
Transfer Agent Service		355
Total Professional Fees	21,000	5,804
Rent Expense	17,364	12,932
Repair and Maintenance	21	750
Research and Development Expense	4,930	7,488
Service Cost		220
Telephone Expense	3,263	2,081
Travel Expense
Airfare	16,673	15,194
Car Rental	1,788	530
Hotel Expense	13,836	9,683
Local Transportation	2,101	-
Total Travel Expense	34,398	25,406
Utilities	454	567
Total Operating Expense	293,800	300,746

Started from February 2013, Flurida Group had salaries for officers Jianfeng Ding, Yaru Huang, and Ying Zhong for $350,000, $84,000, $84,000. And Flurida Group USA hired employees to taking care of the office, research and development, and marketing activities, therefore, the Company incurred a total payroll expense of $176,959 for the three months ended March 31, 2013. For maintaining and operating the business, the Company expensed a total of $21,000 commission and consulting fee. In order to increasing the sales in Europe and North America, the Company expensed $4,271certification fees on the products we sold or exported in the period of January 1 to March 31, 2013. Due to the raise of sale volume and customers, the Company had travel expenses of $34,398, and had equipment and research development expenses of $4,930.

We expect selling, general, and administrative expenses to increase in future periods as we initiate a number of marketing and promotional activities.

Income Taxes

We are subject to income taxes in the U.S. and we incurred income tax expense of $26,800 and $28,000 for the three months ended March 31, 2013 and 2012 respectively. As of March 31, 2013, the company had income taxes payable of $0.

Net Income (Loss)

We had a net income of $45,696 and $33,799 for three months ended March 31, 2013 and 2012 respectively.

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

Liquidity and Capital Resources

	At March 31	At March 31	At December 31
	2013	2012	2012

Current Ratio*	1.51	1.56	1.77
Cash	$1,043,882	$1,380,868	$194,265
Working Capital**	$1,664,008	$1,375,026	$1,637,866
Total Assets	$5,514,616	$4,734,181	$4,226,739
Total Liabilities	$3,650,109	$3,042,330	$2,393,148

Total Equity	$1,864,507	$1,691,851	$1,833,591

Total Debt/Equity***	1.96	1.80	1.31

*Current Ratio = Current Assets /Current Liabilities
**Working Capital = Current Assets - Current Liabilities
*** Total Debt / Equity = Total Liabilities / Total Shareholders’ Equity.

The Company’s overall working capital was increased in the fiscal quarter ended March 31, 2013 comparing to fiscal quarter ended March 31, 2012, due to the overall increase of the accounts receivable and inventory; also, the Company’s current ratio was decreased as March 31, 2013 comparing to 2012 due to the increase of the accounts payable.

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

Our activities for generating cash flows were operating activities in 2013 and 2012. There were no investing and financing activities incurred for three months period 2013, and 2012. The management will continue to improve our current business on marketing, customer services and general administrative activities effectiveness, we still continually focus on developing our new products electronic ice maker. We are also working on some new projects such as vegetable try system for Electrolux; LED display GPS system for US new customer and extend new style for stoves. We currently anticipate that those products will be ready in the market within two years, although there always could be further delays.

Specifically, the management still believes that within the operating activities, the efforts of collecting accounts receivables and making payments of accounts payables still are the primary factors for the changes of cash flows in the year 2013 or later.

The Company had cash and cash equivalents of $ 1,043,882 at March 31, 2013 and $1,664,008 of working capital and $1,380,868 at March 31, 2012 and $1,375,026 of working capital.

The total debt of $3,650,109 for March 31, 2013 included total of $175,299 for Zhong Nan Fu Rui, $3,010,017 for Chu Zhou Fu Da, and $303,687 for US suppliers, $58,754 for salary and payroll tax payable, and $33,531 for all other account payable, and $ 68,821 unearned revenue.

Our independent auditor has indicated that our customer concentration may raise doubt about its ability to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations. However, due to the close relationship between the Company and its supplier, Zhong Nan Fu Rui and Chuzhou Fu Da, which are 100% owned by the founder, Jianfeng Ding, Chuzhou Fuda and Zhong Nan Fu Rui’s current customers can be served by the Company for the same quality of products and services. Besides, as of March 31, 2013, the cash and cash equivalent balance was $1,043,882, the management believes that the revenues will be generated and its cash flows will be maintained to cover its operational costs and the risk of going concern in long term is significantly low.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at March 31, 2013 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at March 31, 2013, our disclosure controls and procedures are not effective.

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

None.

(b)        Use of Proceeds.

The Registrant did not sell any unregistered securities during the three months ended March 31, 2013.

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
_______________
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

Flurida Group, Inc.,a Nevada corporation

May 15, 2013	By:	/s/ Jianfeng Ding
Jianfeng Ding
Principal Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Jianfeng Ding	Jianfeng Ding	Principal Executive Officer and Director	May 15, 2013

/s/ Yaru Hang	Yaru Hang	Principal Financial Officer and Principal	May 15, 2013
Accounting Officer

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

32.2 *	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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
_____________
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