Form 10-Q
period 2013-06-30
FLURIDA GROUP INC
filed 2013-08-14
CIK 1430960

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 14, 2013 there were 39,290,827 shares issued and outstanding of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

FLURIDA GROUP, INC.

Financial Statements
(Unaudited)

As of June 30, 2013 and 2012

FLURIDA GROUP, INC.
CONSOLIDATED BALANCE SHEETS
	June 30	December 31
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$1,261,608	$194,265
Accounts receivable, net	3,165,830	1,558,282
Inventory	2,773,541	2,278,467
Total Current Assets	$7,200,979	$4,031,014

Property, plant and equipment, net	$87,634	$88,276

Other assets:
Loan to supplier	$-	$101,185
Accrued interest receivable	1,407	-
Security deposit	6,264	6,264
Total Other Assets	$7,671	$107,449

TOTAL ASSETS	$7,296,284	$4,226,739
LIABILITIES & EQUITY
Current liabilities:
Account payable	$4,399,133	$2,168,172
Loan from Bank	$700,000	$-
Income taxes payable	45,710	-
Unearned revenue	179,518	224,976
Total current liabilities	$5,324,361	$2,393,148

Stockholders' Equity:
Common stock, $0.001 par value;
200,000,000 shares authorized;
39,290,827 shares issued and outstanding.	$39,291	$39,291

Paid-in capital	1,251,313	1,251,313

Retained earnings	687,459	543,164

Accumulated other comprehensive Income (loss)	(6,140)	(177)

Total stockholders' equity	$1,971,923	$1,833,591

TOTAL LIABILITIES & EQUITY	$7,296,284	$4,226,739

FLURIDA GROUP, INC.
CONSOLIDATED STATEMENT OF OPERATION
	Six Months Ended		Three Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	Unaudited	Unaudited	Unaudited	Unaudited
Revenues:	$10,706,316	$7,587,236	$5,942,809	$4,246,446
Cost of Goods Sold	$9,808,090	$6,862,647	$5,412,886	$3,876,964
Gross Profit	$898,226	$724,589	$529,923	$369,482
Operating expenses:
Research and development	11,777	14,971	6,847	7,482

Selling, general and administrative expenses	625,729	595,790	343,041	307,444

Depreciation and amortization expenses	12,603	10,023	6,421	5,112
Total Operating Expenses	$650,109	$620,784	$356,309	$320,038

Operating Income	$248,117	$103,805	$173,614	$49,444

Investment income, net	$1,470	$6,273	$99	$3,314
Interest expense, net	9,000	2,222	5,622	-
Income before taxes	$240,587	$107,856	$168,091	$52,758
Income tax expense	96,292	64,433	69,492	36,433
Net income	$144,295	$43,423	$98,599	$16,325

Net Income per common share-Basics	$0.00	$0.00	$0.00	$0.00
Net Income per common share-Diluted	$0.00	$0.00	$0.00	$0.00

Other comprehensive Income(Loss), net of tax:
Foreign currency translation adjustments	(5,963)	(4,124)	8,817	(2,434)
Total other comprehensive Income(Loss)	$(5,963)	$(4,124)	$8,817	$(2,434)
Comprehensive Income (Loss)	$138,332	$39,299	$107,416	$13,891

FLURIDA GROUP, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
FOR THE PERIOD ENDED June 30, 2013

			Additional		Accumulated Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, December 31, 2006				$(1,500)		$(1,500)

Balance, December 31, 2007	27,291,760	$27,292	$63,406	$(20,619)	$(126)	$69,953

Balance, December 31, 2008	38,990,827	$38,991	$1,221,613	$(214,698)	$29,471	$1,075,377

Balance, December 31, 2009	38,990,827	$38,991	$1,221,613	$(23,633)	$48,979	$1,285,950

Adjustment for Exchange
rate changes					$(43,456)	$(43,456)

Net Income for the year
ended December 31, 2010				$211,205		$211,205
Balance, December 31, 2010	38,990,827	$38,991	$1,221,613	$187,572	$5,523	$1,453,699
Adjustment for Exchange
rate changes					$5,542	$5,542

Net Income for the year
ended December 31, 2011				$200,501		$200,501
Balance, December 31, 2011	38,990,827	$38,991	$1,221,613	$388,073	$11,065	$1,659,742
Issuance of common
stocks to Williams @ 0.10
per share on November 1, 2012	300,000	$300	$29,700			$30,000

Adjustment for Exchange
rate changes					$(11,242)	$(11,242)

Net Income for the year
ended December 31, 2012				$155,091		$155,091
Balance, December 31, 2012	39,290,827	$39,291	$1,251,313	$543,164	$(177)	$1,833,591
Adjustment for Exchange
rate changes					$(5,963)	$(5,963)

Net Income for the six months
period ended June 30, 2013				$144,295		$144,295
Balance, June 30, 2013	39,290,827	$39,291	$1,251,313	$687,459	$(6,140)	$1,971,923

FLURIDA GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
	Six Months Ended		Three Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Operating Activities:	Unaudited	Unaudited	Unaudited	Unaudited
Net Income	$144,295	$43,423	$98,599	$16,325
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation expense	12,603	10,023	6,421	5,112
Inventory	(495,074)	(647,828)	(381,516)	(478,285)
Account receivable	(1,607,548)	(720,340)	(1,287,620)	(425,003)
Accrued interest receivable	(1,407)	(5,615)	(64)	(2,808)
Unearned revenue	(45,458)	128,293	110,697	(9,788)
Increase in income tax payable	45,710	-	45,710	-
Increase in account payable	2,230,961	2,905,122	817,845	1,958,679
Net cash provided by operating activities	$284,082	$1,713,078	$(589,928)	$1,064,232
Investing Activities:
Purchase Property	(11,961)	(15,302)	(2,348)	(7,783)
Net cash provided by investing activities	$(11,961)	$(15,302)	$(2,348)	$(7,783)
Financing Activities:
Proceeds from issuance of common stock	-	-	-	-
Proceeds from loan from shareholders	-	-	-	-
Loans return from supplier	101,185	-	101,185	-
Loans from Bank	700,000	-	700,000	-
Net cash provided by financing activities	$801,185	$-	$801,185	$-
Effect of Exchange Rate on Cash	$(5,963)	$(4,124)	$8,817	$(2,434)
Net increase (decrease) in cash and cash equivalents	$1,067,343	$1,693,652	$217,726	$1,054,015
Cash and cash equivalents at beginning of the period	$194,265	$741,231	$1,043,882	$1,380,868
Cash and cash equivalents at end of the period	$1,261,608	$2,434,883	$1,261,608	$2,434,883

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

Flurida Group leased a warehouse at 24412 S Main Street, Carson, CA 90745.

Flurida Group Inc closed its subsidiary Flurida Group European S.R.L (“Flurida European”) in July 2011.

The company closed its Flurida Qingdao China office in July, 2009.

The Company’s main business includes sourcing, distribution and marketing of appliance parts in Asia, Europe, North and South America. In additionally, the Company also sells stoves, thermostat and other electronic components.

These parts are manufactured in China most by Chuzhou Fuda Mechanical & Electronics Co., Ltd (“ChuZhou Fuda”), and some by Zhong Nan Fu Rui Mechanical Electronics Manufacturing Co., Ltd. (“Zhong Nan Fu Rui”).  ChuZhou Fuda was an appliance components and sub-assemblies manufacturer established on March 18, 2008 and located in Chuzhou City, Anhui Province, China. Zhong Nan Fu Rui was established in 2005 specializing in home appliance components and subassemblies manufacturing, and located in Qingdao City, Shandong Province, China.  .

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

For the period of April to June 30, 2013, the Company purchased $ 2,348 Computer and data process equipments.

As of June 30, 2013, the company has furniture, Computer and data processing equipments, and equipments at a purchase cost of $ 137,548, and $ 49,916 of accumulated depreciation expense was recorded.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Security Deposit

The Company started having an office in California State from September 2010, which is located at 24412 S Main ST, STE 105, Carson CA 90745.  Flurida Group USA Inc made $ 6,264 security deposit for leasing the property.

Account Receivable

As of June 30, 2013, the company had a total of $ 3,165,830 account receivable from it major customers. Detail showed as below.

6/30/2013
Chuzhou FuDa	$442,800
Domestic LLC	$50
Electrolux- Australia	$205,657
Electrolux-Anderson-US	$736,343
Electrolux-Mexico	$22,385
Electrolux Do Brasil	$143,240
Electrolux-Major Appliance	$478,259
Electrolux - Sweden	$8,502
Electrolux Italy	$153,019
Electrolux Hungary	$514,023
Electrolux St.Cloud	$165,240
Procon Inc	$880
Qingdao Fubida	$277,255
Stanco Metal Products Inc	$18,179
TOTAL AR	$3,165,830

Accrued Interest Receivable

In January 1, 2013, the company entered a new loan agreement of $101,185 with its main supplier Zhong Nan Fu Rui Mechanical electronics Co., Ltd at interest rate of 5.00%, term January 1, 2013 to December 31, 2013; and at June 30, 2013, Zhong Nan Fu Rui Mechanical Electronics Co., Ltd returned $ 101,185 to the Company.  As of June 30, 2013, total of $ 1,407 accrued interest receivable with interest rate at 5.00% was incurred.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Account Payable

The Company incurred accounts payable including professional fees, purchases, payroll and payroll tax liability, and other service fee payables.

As of June 30, 2013, the company had a total of $ 4,399,133 account payable, which was included $ 4,153,578 for Chu Zhou Fu Da, and $ 134,313 for US suppliers, $ 80,260 for salary and payroll tax payable, and $ 30,982 for all other account payable.

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

Income Tax Payable

For the period of January 1 to June 30, 2013 and 2012, the Company incurred income tax expense of $ 96,292 and $ 64,433 respectively.  As of June 30, 2013, the income taxes payable of the Company was $ 45,710.

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

On July, 2012, Flurida Group, Inc signed deposit inventory agreements with Electrolux Italia S.p.A., which was effective in January 2013. under the term of the agreements, the supplier, Flurida Group, Inc, agreed to produce, to maintain the transit the customized products per Electrolux’s specification. Electrolux maintain a storage location within Electrolux’s Italia site for consigned inventory. And Flurida Group, Inc is facilitated to use of Electrolux’s storage site located at Treviso, Italy to deposit the products to selling Electrolux; Electrolux will provide labor resources for receipt, stock up, and pulls of consigned products. Flurida Group, Inc., retains title and ownership of products while in transit to Electrolux’s site and while stored in the consigned inventory location. Title and ownership will pass to Electrolux when they withdraw products from the consigned inventory location. Upon withdrawal, Electrolux will pay for it under the 60 days payment term stated in the Frame Agreement. Products residing in the consigned inventory for 30 days with no activity due to non communicated demand change will no longer qualify for consignment, and will be considered as withdrawn product after 30 days. Accordingly, title passage and invoicing shall occur on such product per the term.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventory (Continue)

As of June 30, 2013, there were 8,304 icemakers and 18,144 pieces motor in Electrolux Juarez warehouse as of consignment inventory. Also, there were 251,136 pieces motors, and 147,000 icemakers in Electrolux Anderson warehouse as of consignment inventory. And, there were 24,224 pieces Dac Boxes, and 17,176 Deflector in Electrolux Italy warehouse as of consignment inventory.

The company also had 25,200Icemakers and 90,720 motors been shipped out at FOB shipping point Nanjing, China to Electrolux Juarez warehouse. The company also had 315,360 pieces Motor and 46,704 icemakers been shipped out at FOB shipping point Nanjing, China to Electrolux Anderson warehouse. Those purchases haven’t considered as a sale or a consignment inventory at the period ended June 30, 2013. However, it’s the in transit inventories of Flurida Group, Inc.

As a result, as of June 30, 2013, the company had total inventory at a value $ 2,773,541.

Revenues Recognition

Revenues include sales of appliance parts in Asia, Europe, and North America.

Revenues are recognized from product sales upon shipment, which is the point in time when risk of loss is transferred to the customer, net of estimated returns and allowances.

For the fiscal quarter ended June 30, 2013, the Company had total net revenue of $ 5,942,809.

For the period April 1 to June 30, 2013, the Company sold icemakers and motors to, Electrolux USA, located at Charlotte NC for sales of $ 3,695,927. The icemakers and motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd; all the icemakers and motors were shipped out at FOB shipping point Nanjing, China.

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

For the fiscal quarter ended June 30, 2013, the Company sold components and appliance parts to Electrolux –Australia for $ 159,010. The components were manufactured and supplied by Chu Zhou Fu Da Mechanical and Electronics; all the icemakers and components were shipped out at FOB shipping point Nanjing, China.

The Company sold DAC Boxes, Deflector, and other related parts to Electrolux –Italy for total $ 46,173. The DAC Boxes, Magnets, Motors and other related parts were manufactured and supplied by Zhong Nan Fu Rui and Chu Zhou Fuda; all the DAC Boxes magnets, and motors were shipped out at FOB shipping point, Qingdao and Nanjing, China.

The Company also sold DAC Boxes, Magnets, Motors, and other related parts to Electrolux – Hungry for total $ 514,023. The DAC Boxes, magnets and Motors were manufactured and supplied by Zhong Nan Fu Rui and ChuZhou Fuda; all the DAC Boxes magnet, and motors were shipped out at FOB shipping point Qingdao and Nanjing, China.

The Company also sold DAC Boxes and related parts to Electrolux –Sweden for $ 8,502. The DAC Box and parts were manufactured and supplied by Chu Zhou Fuda; all the DAC Boxes were shipped out at FOB shipping point Nanjing, China.

The company sold Motors, icemakers, and some related refrigerator appliance parts to North Carolina Electrolux Major Appliances, Inc for $ 720,189. The parts, icemakers, and motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

The Company also sold Motors to Electrolux –ST. Cloud for $ 74,066. The motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenues Recognition (Continued)

The Company sold Motors and other parts to Electrolux – Do Brasil for $142,442. The motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

The company sold icemakers to an US company, Domestic LLC for $ 29,282. And the icemakers were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd; all the icemakers were shipped out at FOB shipping point Nanjing, China.

The company sold stoves to The Paradigm Project for $ 77,813. The stoves were manufactured and supplied by Zhong Nan Fu Rui, and were shipped out at FOB shipping point at Qingdao, China.

The company sold parts to General Electric Company for $ 5,000. The parts were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

In the period of April 1, 2013 to June 30, 2013, the Company sold parts or provided services to America Corporation for a total of $ 2,260.

For the period of April to June 30, 2013, the Company sold thermostats and other related key parts for icemakers and motors, to ChuZhouFuDa, and Qingdao Fubida Electronic. The parts were used for the icemakers and motors. Flurida Group purchased the parts from Wako Electronics, Inc., an US Company located at Louisville, KY 40299.  Flurida Group also sold Rocker Switch, the key parts for icemakers, to ChuZhouFuDa.  The parts, Rocker Switch, were used for the icemakers .The Company purchased the parts, Rocker Switch, from CW Industries, an US Company located at Southampton, PA; and also Flurida Group purchased some other related key parts from corporate America, and then sold to Qingdao Fubida Electronic, and ChuZhouFuDa. Flurida Group, Inc. adds averaged 5% - 10% margin based on the cost of purchase, then sold to them, so, $ 266,698, and $ 174,332 were sold and invoiced to ChuZhouFuDa, and Qingdao Fubida Electronic respectively in the fiscal quarter ended June 30, 2013.

In summary, for the period of April 1 to June 30, 2013, the Company incurred the total gross sales of $ 5,942,986. And the Company had sales discount and return of $ 177, so, a total of $ 5,942,809 net sales were recorded. The cost of goods sold is discussed in details in Note C, Related Party Transactions.

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

Operating Expense

Operating Expenses includes research and development expense, all selling, general and administrative expenses, and depreciation expenses for Flurida Group Inc.  For the fiscal quarter ended June 30, 2013 and 2012, the Company had total operating expenses of $ 356,309 and $ 320,038 respectively, which include the research and development expense of $ 6,847 and $ 7,482, and depreciation expenses of $ 6,421 and $ 5,112, and selling, general and administrative expense of $ 343,041 and $ 307,444. Detail was showed on Exhibit A.

Professional Fee

Professional fees are consist of accounting and auditing fee, legal fee, commission and consulting expenses, SEC filling fee, and other professional expenses. The total professional fees were $ 65,190 and $ 57,982 for the fiscal quarter ended June 30, 2013 and 2012 respectively.

	Three Months Ended
	June 30, 2013	June 30, 2012
Professional Fees
Accounting & Auditing service	35,500	36,250
Auditing Factory	4,535	3,140
Commission & Consultant fee	21,000	17,607
Legal fee	3,750	640
Edgar SEC Filing Fee	-	-
Transfer Agent Service	405	345
Total Professional Fees	$65,190	$57,982

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

The total payroll expenses for the fiscal quarter ended June 30, 2013 and 2012 were listed as follows:

	Three Months Ended
	June 30, 2013	June 30, 2012
Payroll Expense - ER
Federal Unemployment Tax	-	-
State Unemployment Tax	71	-
US Medicare Tax - ER	2,373	2,501
US Social Security Tax -ER	7,969	6,671
Payroll Expense - ER - Other	-	-
Total Payroll Expense - ER	10,412	9,172
Payroll Expenses - EE
Federal Tax Withholding	33,480	31,449
State Tax Withholding	11,356	10,596
US Medicare Tax -EE	2,373	2,501
US Net Salaries payment - EE	136,830	122,790
US Social Security Tax - EE	7,969	4,519
Total Payroll Expenses - EE	192,007	171,856

Total Payroll Expenses	$202,419	$181,028

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

NOTE C – RELATED PARTY TRANSACTIONS

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of June 30, 2013, total 29,162,760 shares were issued to officers and directors.  Please see the table below for details:

Name	Total Shares	Total Amount	Percentage
Fenglan Li	165,000	15,750	0.42%
Ying Zhong	2,000,000	200,000	5.09%
Jianfeng Ding & Yaru Huang
	26,997,760	323,998	68.72%
Total	29,162,760	$539,748	74.23%

• Based on total outstanding issued shares as of June 30, 2013: 39,290,827

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

At the period ended March 31, 2013, the Company had ending inventory $ 2,392,025 that was majority purchased from Zhong Nan Fu Rui and ChuZhou FuDa.

From the period April 1 to June 30, 2013, Flurida Group, Inc. purchased Stoves and parts from Zhong Nan Fu Rui at total cost of $ 67,409 for FOB shipping point at Qingdao, China.

The Company purchased Icemakers, motors, and parts from ChuZhou FuDa at total cost of $ 5,329,342 for FOB shipping point at Nanjing, China.

To manufacture the related refrigerator appliance parts, Zhong Nan Fu Rui and Chu Zhou Fu Da., needs key parts made in USA, which were purchased through Flurida Group, Inc. in USA.  The costs of purchasing the parts were $ 396,764 in the fiscal quarter ended June 30, 2013.

For the fiscal quarter ended June 30, 2013, the Company had total purchase of $ 5,793,515.

At the periods ended June 30, 2013, the company had total ending inventory at a value $ 2,773,541.

For the period of April 1 to June 30, 2013, the company had freight cost and other related cost of $ 1,613.

Therefore, in the fiscal quarter ended June 30, 2013, the Company incurred a total cost of goods sold of $ 5,412,886.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – RELATED PARTY TRANSACTIONS (Continued)

Loan to Supplier

At January 1st, 2013, Flurida Group, Inc entered into a new loan agreement of $101,185 with the company’s primary supplier, Zhong Nan Fu Rui. The outstanding balance bears interest at 5.00%, pursuant to a written agreement, for the term from January 1st 2013 to December 31st 2013. At June 30, 2013, the supplier returned $ 101,185 in full to the Company.

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

Therefore, as of June 30, 2013 total shares issued and outstanding are 39,290,827.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E – GOING CONCERN

The Company’s customer concentration may raise doubt about its ability to continue as a going concern.  The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations.  In the first quarter ended June 30, 2013, the Company generated sales revenue of $ 5,942,809.  The Company’s significant customers are Electrolux and its subsidiaries located in various countries.  Electrolux and its subsidiaries are operated independently in various countries, the management assess that it is unlikely if Electrolux and its subsidiary discontinue the purchase in near future due to the Company secured a purchase order in next three years with Electrolux and its subsidiaries.  Because of the concentration of the customer and supplier base and Company’s heavily reliance on the Electrolux and its subsidiaries, Company may face the difficulty as going concern.  However, the going concern may be mitigated due to the close relationship between the Company and it’s suppliers, Zhong Nan Fu Rui and Chuzhou Fuda Mechanical & Electronics Co., Ltd , which are 100% owned by the founder, Jianfeng Ding.  Zhong Nan Fu Rui and Chuzhou Fuda Mechanical & Electronics Co., Ltd.’s current customers can be served by the Company for the same quality of products and services.  Besides, as of June 30, 2013, the cash and cash equivalent balance was $ 1,261,608, the management believes that the revenues will be generated and its cash flows will be maintained to cover its operational costs and the risk of going concern in long term is significantly low.

Exhibit A
	Six Months Ended	Six Months Ended	Three Months Ended	Three Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Operating expenses
Administration Expense	694	784	565	234
Bank Service Charges	24,955	14,590	13,399	13,824
Business Registration and Permits	343	-	-	-
Certification	11,050	28,105	6,779	-
Computer and Internet Expenses	329	869	146	276
Depreciation Expenses	12,603	10,023	6,421	5,112
Fuel charge	315	1,363	71	1,058
Gift and Promotion	-	3,657	-	2,080
Meals and Entertainment	17,127	8,603	6,859	5,619
Office Supplies	4,526	4,996	3,422	3,235
Parking Fee	102	537	48	524
Payroll Expense - ER	24,804	25,540	10,412	9,172
Payroll Expenses - EE	354,574	357,160	192,007	171,856
Penalty and Fines Expenses	826	-	527	-
Postage and Shipping	1,950	4,246	1,173	1,986
Professional Fees	86,190	63,786	65,190	57,982
Rent Expense	31,012	25,992	13,648	13,060
Repair and Maintenance	21	750	-	-
Research and Development Expense	11,777	14,971	6,847	7,482
Service Cost	-	277	-	57
Telephone Expense	6,461	5,075	3,198	2,994
Travel Expense
Airfare	33,167	26,511	16,494	11,317
Car Rental	3,753	3,004	1,965	2,475
Hotel Expense	19,949	18,542	6,113	8,859
Local Transportation	2,230	231	129	231
Total Travel Expense	59,099	48,288	24,701	22,882
Utilities	1,351	1,172	896	605
Total Operating Expense	650,109	620,784	356,309	320,038

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

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

Zhong Nan Fu Rui was established in 2005 specializing in home appliance components and subassemblies manufacturing, and located in Qingdao City, Shandong Province, China. On September 18, 2007, amended June 25, 2008 and further amended on August 4, 2008, Flurida Group, Inc. signed a long-term distribution agreement with Zhong Nan Fu Rui Mechanical Electronics Manufacturing Co., Ltd. Zhong Nan Fu Rui is a Chinese manufacturing company owned 100% by Mr. Jianfeng Ding, our president. Although this Agreement expired in 2012, we continue to operate under the same terms as the written agreement.

We sell the following main types of appliance parts:

•
Automatic Refrigerator Build-in Icemaker: The automatic refrigerator build-in icemaker is designed for household refrigeration products, such as refrigerator, under-counter refrigerator, freezer to make the ice cubes automatically

•
Refrigerator Through-Door Ice Water System: Refrigeration Through-Door Ice Water System is the system that stores the ice cubes harvested from the icemaker, delivered and dispensed the ice, crushed ice or water to the refrigerator door through the electronic control system at the front of the refrigerator door. The through-door ice water system normally includes the following assemblies: ice bucket assembly, motor rail assembly, module assembly, facade assembly, housing assembly. The ice bucket assembly and the motor rail assembly can be located in the freezer, in the refrigerator door and or sealed chamber in the refrigerator. The module assembly, facade assembly and housing assembly vary according to the specific design from each client.

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

•
High-efficiency Stove: a wood-fuel metal stove which has higher combustion efficiency, lower fuel consumption, lower pollution than the average rocket stoves on the market. Those stoves sold to users in under-developed countries to save them time in cooking and money in fuel while reducing CO2 emission and deforestation.

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

Results of Operations

For the three months ended June 30, 2013 vs. June 30, 2012.

Revenue

For the three months ended June 30, 2012, the Company had net total revenue of $4,246,446 to the Company’s Europe, North and South America customers.

For the three months ended June 30, 2013, the Company had net total revenue of $5,942,809, which was increased nearly 40% than the fiscal quarter ended June 30, 2012 total revenue of $4,246,446. This increase was because all main customer sales went up, plus new product stove sales started in 2012 third quarter and continued in the quarter ended June 30, 2013.

For the period April 1 to June 30, 2013, the Company sold icemakers and motors to, Electrolux USA, located at Charlotte NC for sales of $ 3,695,927. The icemakers and motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd; all the icemakers and motors were shipped out at FOB shipping point Nanjing, China.

The company also sold motors, to Stanco Metal Products for $ 27,268; the motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd; all the motors were shipped out at FOB shipping point Nanjing, China.

For the fiscal quarter ended June 30, 2013, the Company sold components and appliance parts to Electrolux –Australia for $ 159,010. The components were manufactured and supplied by Chu Zhou Fu Da Mechanical and Electronics; all the icemakers and components were shipped out at FOB shipping point Nanjing, China.

The Company sold DAC Boxes, Deflector, and other related parts to Electrolux –Italy for total $ 46,173. The DAC Boxes, Magnets, Motors and other related parts were manufactured and supplied by Zhong Nan Fu Rui and Chu Zhou Fuda; all the DAC Boxes magnets, and motors were shipped out at FOB shipping point, Qingdao and Nanjing, China.

The Company also sold DAC Boxes, Magnets, Motors, and other related parts to Electrolux – Hungry for total $ 514,023. The DAC Boxes, magnets and Motors were manufactured and supplied by Zhong Nan Fu Rui and ChuZhou Fuda; all the DAC Boxes magnet, and motors were shipped out at FOB shipping point Qingdao and Nanjing, China.

The Company also sold DAC Boxes and related parts to Electrolux –Sweden for $ 8,502. The DAC Box and parts were manufactured and supplied by Chu Zhou Fuda; all the DAC Boxes were shipped out at FOB shipping point Nanjing, China.

The company sold Motors, icemakers, and some related refrigerator appliance parts to North Carolina Electrolux Major Appliances, Inc for $ 720,189. The parts, icemakers, and motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

The Company also sold Motors to Electrolux –ST. Cloud for $ 74,066. The motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

The Company sold Motors and other parts to Electrolux – Do Brasil for $142,442. The motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

The company sold icemakers to an US company, Domestic LLC for $ 29,282. And the icemakers were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd; all the icemakers were shipped out at FOB shipping point Nanjing, China.

The company sold stoves to The Paradigm Project for $ 77,813. The stoves were manufactured and supplied by Zhong Nan Fu Rui, and were shipped out at FOB shipping point at Qingdao, China.

The company sold parts to General Electric Company for $ 5,000. The parts were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

In the period of April 1, 2013 to June 30, 2013, the Company sold parts or provided services to America Corporation for a total of $ 2,260.

For the period of April to June 30, 2013, the Company sold thermostats and other related key parts for icemakers and motors, to ChuZhouFuDa, and Qingdao Fubida Electronic. The parts were used for the icemakers and motors. Flurida Group purchased the parts from Wako Electronics, Inc., an US Company located at Louisville, KY 40299. Flurida Group also sold Rocker Switch, the key parts for icemakers, to ChuZhouFuDa. The parts, Rocker Switch, were used for the icemakers .The Company purchased the parts, Rocker Switch, from CW Industries, an US Company located at Southampton, PA; and also Flurida Group purchased some other related key parts from corporate America, and then sold to Qingdao Fubida Electronic, and ChuZhouFuDa. Flurida Group, Inc. adds averaged 5% - 10% margin based on the cost of purchase, then sold to them, so, $ 266,698, and $ 174,332 were sold and invoiced to ChuZhouFuDa, and Qingdao Fubida Electronic respectively in the fiscal quarter ended June 30, 2013.

In summary, for the period of April 1 to June 30, 2013, the Company incurred the total gross sales of $ 5,942,986. And the Company had sales discount and return of $ 177, so, a total of $ 5,942,809 net sales were recorded.

In both fiscal quarter ended June 30, 2013 and 2012 sales, more than 80% of total revenues were generated through Electrolux controlled subsidiaries in various countries. Electrolux Group operated its each subsidiary independently in each country, and all the sales orders and sales contracts were negotiated and signed independently. Accordingly, we believe that lack of one or a few subsidiaries of Electrolux sales order may have effect on our overall sales revenue, but the effects were slightly reduced in 2013 vs 2012. We signed long-term distribution agreement with various Electrolux subsidiaries, the risk of loss the contracts with Electrolux is significantly low.

Cost of Revenue

Our Costs of Goods Sold, as we expected will increased slightly due to increasing Chinese Yuan’s currency exchange rate, labor costs, and raw materials. We anticipate this trend to continue and may adjust our unit price upward to reduce the impact of rising costs.

For the three months ended June 30, 2013, the Company incurred a total cost of goods sold of $5,412,886, for the purchases of parts, motor, and icemakers for the total sales of $5,942,809.

At the period ended March 31, 2013, the Company had ending inventory $ 2,392,025 that was majority purchased from Zhong Nan Fu Rui and ChuZhou FuDa.

From the period April 1 to June 30, 2013, Flurida Group, Inc. purchased Stoves and parts from Zhong Nan Fu Rui at total cost of $ 67,409 for FOB shipping point at Qingdao, China.

The Company purchased Icemakers, motors, and parts from ChuZhou FuDa at total cost of $ 5,329,342 for FOB shipping point at Nanjing, China.

To manufacture the related refrigerator appliance parts, Zhong Nan Fu Rui and Chu Zhou Fu Da., needs key parts made in USA, which were purchased through Flurida Group, Inc. in USA. The costs of purchasing the parts were $ 396,764 in the fiscal quarter ended June 30, 2013.

For the fiscal quarter ended June 30, 2013, the Company had total purchase of $ 5,793,515.

At the periods ended June 30, 2013, the company had total ending inventory at a value $ 2,773,541.

For the period of April 1 to June 30, 2013, the company had freight cost and other related cost of $ 1,613.

Therefore, in the fiscal quarter ended June 30, 2013, the Company incurred a total cost of goods sold of $ 5,412,886 which was increased nearly 40 % comparing to the three months ended June 30, 2012 cost of goods sold of $3,876,964. The increase of cost of goods sold was due to the sales increase, increasing Chinese Yuan’s currency exchange rate, labor costs, and raw materials.

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

Expense

Our operation expenses consist of selling, general and administrative expenses, and research & development expenses, and depreciation expenses:

	Three Months Ended	Three Months Ended
	June 30, 2013	June 30, 2012
Operating expenses
Administration Expense	565	234
Bank Service Charges	13,399	13,824
Business Registration and Permits	-	-
Certification	6,779	-
Computer and Internet Expenses	146	276
Depreciation Expenses	6,421	5,112
Fuel charge	71	1,058
Gift and Promotion	-	2,080
Meals and Entertainment	6,859	5,619
Office Supplies	3,422	3,235
Parking Fee	48	524
Payroll Expense - ER	10,412	9,172
Payroll Expenses - EE	192,007	171,856
Penalty and Fines Expenses	527	-
Postage and Shipping	1,173	1,986
Professional Fees	65,190	57,982
Rent Expense	13,648	13,060
Repair and Maintenance	-	-
Research and Development Expense	6,847	7,482
Service Cost	-	57
Telephone Expense	3,198	2,994
Travel Expense
Airfare	16,494	11,317
Car Rental	1,965	2,475
Hotel Expense	6,113	8,859
Local Transportation	129	231
Total Travel Expense	24,701	22,882
Utilities	896	605
Total Operating Expense	356,309	320,038

Started from February 2013, Flurida Group had salaries for officers Jianfeng Ding, Yaru Huang, and Ying Zhong for $350,000, $84,000, $84,000. And Flurida Group USA hired employees to taking care of the office, research and development, and marketing activities, therefore, the Company incurred a total payroll expense of $202,419 for the three months ended June 30, 2013. For maintaining and operating the business, the Company expensed a total of $21,000 commission and consulting fee. In order to increasing the sales in Europe and North America, the Company expensed $6,779certification fees on the products we sold or exported in the period of April 1 to June 30, 2013. Due to the raise of sale volume and customers, the Company had travel expenses of $24,701, and had equipment and research development expenses of $6,847.

We expect selling, general, and administrative expenses to increase in future periods as we initiate a number of marketing and promotional activities.

Income Taxes

We are subject to income taxes in the U.S. and we incurred income tax expense of $69,492 and $36,433 for the three months ended June 30, 2013 and 2012 respectively. As of June 30, 2013, the company had income taxes payable of $45,710.

Net Income (Loss)

We had a net income of $98,599 and $16,325 for three months ended June 30, 2013 and 2012 respectively.

For the Six months ended June 30, 2013 vs. June 30, 2012.

Revenue

For the six months ended June 30, 2012, the Company had net total revenue of $ 7,587,236 to the Company’s Europe, North and South America customers.

For the six months ended June 30, 2013, the Company had net total revenue of $10,706,316, which was increased nearly 41% than the six months ended June 30, 2012 total revenue of $7,587,236. This increase was because all main customer sales went up, plus new product stove sales started in 2012 third quarter and continued in the quarter ended June 30, 2013.

For the period January 1 to June 30, 2013, the Company sold icemakers and motors to, Electrolux USA, located at Charlotte NC for sales of $ 6,255,254. The icemakers and motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd; all the icemakers and motors were shipped out at FOB shipping point Nanjing, China.

The company also sold motors, to Stanco Metal Products for $ 99,982; the motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd; all the motors were shipped out at FOB shipping point Nanjing, China.

For the six months ended June 30, 2013, the Company sold components and appliance parts to Electrolux –Australia for $ 437,735. The components were manufactured and supplied by Chu Zhou Fu Da Mechanical and Electronics; all the icemakers and components were shipped out at FOB shipping point Nanjing, China.

The Company sold DAC Boxes, Deflector, and other related parts to Electrolux –Italy for total $ 202,630. The DAC Boxes, Magnets, Motors and other related parts were manufactured and supplied by Zhong Nan Fu Rui and Chu Zhou Fuda; all the DAC Boxes magnets, and motors were shipped out at FOB shipping point, Qingdao and Nanjing, China.

The Company also sold DAC Boxes, Magnets, Motors, and other related parts to Electrolux – Hungry for total $ 917,361. The DAC Boxes, magnets and Motors were manufactured and supplied by Zhong Nan Fu Rui and ChuZhou Fuda; all the DAC Boxes magnet, and motors were shipped out at FOB shipping point Qingdao and Nanjing, China.

The Company also sold DAC Boxes and related parts to Electrolux –Sweden for $ 13,807. The DAC Box and parts were manufactured and supplied by Chu Zhou Fuda; all the DAC Boxes were shipped out at FOB shipping point Nanjing, China.

The company sold Motors, icemakers, and some related refrigerator appliance parts to North Carolina Electrolux Major Appliances, Inc for $ 967,025. The parts, icemakers, and motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

The Company also sold Motors to Electrolux –ST. Cloud for $ 156,757. The motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

The Company sold Motors and other parts to Electrolux – Do Brasil for $246,120. The motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

The company sold icemakers to an US company, Domestic LLC for $ 43,924. And the icemakers were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd; all the icemakers were shipped out at FOB shipping point Nanjing, China.

The company sold stoves to The Paradigm Project for $ 234,145. The stoves were manufactured and supplied by Zhong Nan Fu Rui, and were shipped out at FOB shipping point at Qingdao, China.

The company sold parts to General Electric Company for $ 5,000. The parts were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

The company sold thermostats and icemakers to an US company, Exact Replacement Parts for $ 65,742. The parts were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

In the period of January 1, 2013 to June 30, 2013, the Company sold parts or provided services to America Corporation for a total of $ 5,260.

For the period of January 1 to June 30, 2013, the Company sold thermostats and other related key parts for icemakers and motors, to ChuZhouFuDa, and Qingdao Fubida Electronic. The parts were used for the icemakers and motors. Flurida Group purchased the parts from Wako Electronics, Inc., an US Company located at Louisville, KY 40299. Flurida Group also sold Rocker Switch, the key parts for icemakers, to ChuZhouFuDa. The parts, Rocker Switch, were used for the icemakers .The Company purchased the parts, Rocker Switch, from CW Industries, an US Company located at Southampton, PA; and also Flurida Group purchased some other related key parts from corporate America, and then sold to Qingdao Fubida Electronic, and ChuZhouFuDa. Flurida Group, Inc. adds averaged 5% - 10% margin based on the cost of purchase, then sold to them, so, $ 533,050, and $ 523,138 were sold and invoiced to ChuZhouFuDa, and Qingdao Fubida Electronic respectively for the six months period ended June 30, 2013.

In summary, for the period of January 1 to June 30, 2013, the Company incurred the total gross sales of $ 10,706,931. And the Company had sales discount and return of $ 615, so, a total of $ 10,706,316 net sales were recorded.

In both six months period ended June 30, 2013 and 2012 sales, more than 80% of total revenues were generated through Electrolux controlled subsidiaries in various countries. Electrolux Group operated its each subsidiary independently in each country, and all the sales orders and sales contracts were negotiated and signed independently. Accordingly, we believe that lack of one or a few subsidiaries of Electrolux sales order may have effect on our overall sales revenue, but the effects were slightly reduced in 2013 vs 2012. We signed long-term distribution agreement with various Electrolux subsidiaries, the risk of loss the contracts with Electrolux is significantly low.

Cost of Revenue

Our Costs of Goods Sold, as we expected will increased slightly due to increasing Chinese Yuan’s currency exchange rate, labor costs, and raw materials. We anticipate this trend to continue and may adjust our unit price upward to reduce the impact of rising costs.

For the six months ended June 30, 2013, the Company incurred a total cost of goods sold of $9,808,090, for the purchases of parts, motor, and icemakers for the total sales of $10,706,316.

At the period ended December 31, 2013, the Company had ending inventory $ 2,278,467 that was majority purchased from ChuZhou FuDa and Zhong Nan Fu Rui.

From the period January 1 to June 30, 2013, Flurida Group, Inc. purchased Stoves and parts from Zhong Nan Fu Rui at total cost of $ 248,757 for FOB shipping point at Qingdao, China.

The Company purchased Icemakers, motors, and parts from ChuZhou FuDa at total cost of $ 9,053,430 for FOB shipping point at Nanjing, China.

To manufacture the related refrigerator appliance parts, Zhong Nan Fu Rui and Chu Zhou Fu Da., needs key parts made in USA, which were purchased through Flurida Group, Inc. in USA. The costs of purchasing the parts were $ 994,767 in the six months ended June 30, 2013.

For the six months ended June 30, 2013, the Company had total purchase of $ 10,296,955.

At the periods ended June 30, 2013, the company had total ending inventory at a value $ 2,773,541.

For the period of January 1 to June 30, 2013, the company had freight cost and other related cost of $ 7,662.

Therefore, in the six months period ended June 30, 2013, the Company incurred a total cost of goods sold of $ 9,808,090 which was increased nearly 43 % comparing to the three months ended June 30, 2012 cost of goods sold of $6,862,647. The increase of cost of goods sold was due to the sales increase, increasing Chinese Yuan’s currency exchange rate, labor costs, and raw materials.

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

Expense

Our operation expenses consist of selling, general and administrative expenses, and research & development expenses, and depreciation expenses:

	Six Months Ended	Six Months Ended
	June 30, 2013	June 30, 2012
Operating expenses
Administration Expense	694	784
Bank Service Charges	24,955	14,590
Business Registration and Permits	343	-
Certification	11,050	28,105
Computer and Internet Expenses	329	869
Depreciation Expenses	12,603	10,023
Fuel charge	315	1,363
Gift and Promotion	-	3,657
Meals and Entertainment	17,127	8,603
Office Supplies	4,526	4,996
Parking Fee	102	537
Payroll Expense - ER	24,804	25,540
Payroll Expenses - EE	354,574	357,160
Penalty and Fines Expenses	826	-
Postage and Shipping	1,950	4,246
Professional Fees	86,190	63,786
Rent Expense	31,012	25,992
Repair and Maintenance	21	750
Research and Development Expense	11,777	14,971
Service Cost	-	277
Telephone Expense	6,461	5,075
Travel Expense
Airfare	33,167	26,511
Car Rental	3,753	3,004
Hotel Expense	19,949	18,542
Local Transportation	2,230	231
Total Travel Expense	59,099	48,288
Utilities	1,351	1,172
Total Operating Expense	650,109	620,784

Started from February 2013, Flurida Group had salaries for officers Jianfeng Ding, Yaru Huang, and Ying Zhong for $350,000, $84,000, $84,000. And Flurida Group USA hired employees to taking care of the office, research and development, and marketing activities, therefore, the Company incurred a total payroll expense of $379,378 for the six months ended June 30, 2013. For maintaining and operating the business, the Company expensed a total of $21,000 commission and consulting fee. In order to increasing the sales in Europe and North America, the Company expensed $ 11,050 certification fees on the products we sold or exported in the period of January 1 to June 30, 2013. Due to the raise of sale volume and customers, the Company had travel expenses of $ 59,099, and had equipment and research development expenses of $11,777.

We expect selling, general, and administrative expenses to increase in future periods as we initiate a number of marketing and promotional activities.

Income Taxes

We are subject to income taxes in the U.S. and we incurred income tax expense of $96,292 and $64,433 for the six months ended June 30, 2013 and 2012 respectively. As of June 30, 2013, the company had income taxes payable of $45,710.

Net Income (Loss)

We had a net income of $144,295 and $43,423 for six months ended June 30, 2013 and 2012 respectively.

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

Liquidity and Capital Resources

	At June 30	At June 30	At December 31
	2013	2012	2012

Current Ratio*	1.37	1.34	1.77
Cash	$1,261,608	$2,434,883	$194,265
Working Capital**	$1,876,618	$1,376,738	$1,637,866
Total Assets	$7,296,284	$6,695,347	$4,226,739
Total Liabilities	$5,324,361	$4,996,306	$2,393,148

Total Equity	$1,971,923	$1,699,041	$1,833,591

Total Debt/Equity***	2.70	2.94	1.31

*Current Ratio = Current Assets /Current Liabilities
**Working Capital = Current Assets - Current Liabilities
*** Total Debt / Equity = Total Liabilities / Total Shareholders’ Equity.

The Company’s overall working capital was increased in the fiscal quarter ended June 30, 2013 comparing to fiscal quarter ended June 30, 2012, due to the overall increase of the accounts receivable and inventory; also, the Company’s current ratio was increased as June 30, 2013 comparing to 2012 due to the increase of the accounts receivable and decrease of the accounts payable.

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

Our activities for generating cash flows were operating activities in 2013 and 2012. There were no investing activities incurred for three months period 2013, and 2012. The management will continue to improve our current business on marketing, customer services and general administrative activities effectiveness; we still continually focus on developing our new products electronic ice maker. We are also working on some new projects such as vegetable try system for Electrolux; LED display GPS system for US new customer and extend new style for stoves. We currently anticipate that those products will be ready in the market within two years, although there always could be further delays.

Specifically, the management still believes that within the operating activities, the efforts of collecting accounts receivables and making payments of accounts payables still are the primary factors for the changes of cash flows in the year 2013 or later.

The Company had cash and cash equivalents of $ 1,261,608 at June 30, 2013 and $1,876,618 of working capital and $2,434,883 at June 30, 2012 and $1,376,738 of working capital.

The total debt of $5,324,361 for June 30, 2013 included total of $ 4,053,578 for Chu Zhou Fu Da, and $134,313 for US suppliers, $80,260 for salary and payroll tax payable, and $30,982 for all other account payable, $ 700,000 loan from the Bank, $ 45,710 income tax liabilities, and $ 179,518 unearned revenue.

Our independent auditor has indicated that our customer concentration may raise doubt about its ability to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations. However, due to the close relationship between the Company and its supplier, Zhong Nan Fu Rui and Chuzhou Fu Da, which are 100% owned by the founder, Jianfeng Ding, Chuzhou Fuda and Zhong Nan Fu Rui’s current customers can be served by the Company for the same quality of products and services. Besides, as of June 30, 2013, the cash and cash equivalent balance was $1,261,608, the management believes that the revenues will be generated and its cash flows will be maintained to cover its operational costs and the risk of going concern in long term is significantly low.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at June 30, 2013 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at June 30, 2013, our disclosure controls and procedures are not effective.

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

(a) Unregistered Sales of Equity Securities.

None.

(b) Use of Proceeds.

The Registrant did not sell any unregistered securities during the three months ended June 30, 2013.

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

Flurida Group, Inc.,a Nevada corporation

August 14, 2013	By:	/s/ Jianfeng Ding
Jianfeng Ding
Principal Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Jianfeng Ding	Jianfeng Ding	Principal Executive Officer and Director	August 14, 2013

/s/ Yaru Hang	Yaru Hang	Principal Financial Officer and Principal	August 14, 2013
Accounting Officer

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

32.2 *	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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