Form 10-Q
period 2013-09-30
FLURIDA GROUP INC
filed 2013-11-14
CIK 1430960

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______ to _______

Commission file number 333-151200

FLURIDA GROUP, INC.
((Exact name of registrant as specified in its charter)

Nevada	3469	26-0688130
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	IRS I.D.

22 West Washington St, Suite 1500 Chicago, IL	60602
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (310) 513-0888

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

As of November 14, 2013 there were 39,290,827 shares issued and outstanding of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

FLURIDA GROUP, INC.

Financial Statements
(Unaudited)

As of September 30, 2013 and 2012

FLURIDA GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$2,693,926	$194,265
Accounts receivable, net	3,137,953	1,558,282
Inventory	3,966,322	2,278,467
Total Current Assets	$9,798,201	$4,031,014

Property, plant and equipment, net	$82,551	$88,276

Other assets:
Loan to supplier	$-	$101,185
Accrued interest receivable	1,407	-
Security deposit	6,264	6,264
Total Other Assets	$7,671	$107,449

TOTAL ASSETS	$9,888,423	$4,226,739

LIABILITIES & EQUITY
Current liabilities:
Account payable	$5,086,739	$2,168,172
Loan from Bank	2,200,000	-
Income taxes payable	170,710	-
Unearned revenue	261,027	224,976
Total current liabilities	$7,718,476	$2,393,148

Stockholders' Equity:
Common stock, $0.001 par value;
200,000,000 shares authorized;
39,290,827 shares issued and outstanding.	$39,291	$39,291

Paid-in capital	1,251,313	1,251,313

Retained earnings	873,897	543,164

Accumulated other comprehensive Income (loss)	5,446	(177)

Total stockholders' equity	$2,169,947	$1,833,591

TOTAL LIABILITIES & EQUITY	$9,888,423	$4,226,739

FLURIDA GROUP, INC.
CONSOLIDATED STATEMENT OF OPERATION

	Nine Months Ended		Three Months Ended
	September 30		September 30
	2013	2012	2013	2012
	Unaudited	Unaudited	Unaudited	Unaudited

Revenues:	$18,344,455	$11,566,465	$7,638,139	$3,977,616

Cost of Goods Sold	$16,793,376	$10,509,527	$6,985,287	$3,651,968
Gross Profit	$1,551,079	$1,056,938	$652,852	$325,648
Operating expenses:
Research and development	16,494	17,087	4,717	2,116

Selling, general and administrative expenses	922,255	851,160	296,526	255,370

Depreciation and amortization expenses	19,085	15,372	6,482	5,349
Total Operating Expenses	$957,834	$883,619	$307,725	$262,835

Operating Income	$593,245	$173,319	$345,127	$62,813

Investment income, net	$1,513	$10,551	$43	$4,278
Interest expense, net	19,011	2,222	10,011	-
Income before taxes	$575,747	$181,648	$335,159	$67,091
Income tax expense	245,014	94,891	148,722	30,458
Net income	$330,733	$86,757	$186,437	$36,633

Net Income per common share-Basics	$0.01	$0.00	$0.00	$0.00
Net Income per common share-Diluted	$0.01	$0.00	$0.00	$0.00

Other comprehensive Income(Loss), net of tax:
Foreign currency translation adjustments	5,623	(19,665)	11,586	(15,541)
Total other comprehensive Income(Loss)	$5,623	$(19,665)	$11,586	$(15,541)
Comprehensive Income (Loss)	$336,356	$67,092	$198,023	$21,092

FLURIDA GROUP, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
FOR THE PERIOD ENDED September 30, 2013

			Additional		Accumulated Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balance, December 31, 2006				$(1,500)		$(1,500)

Balance, December 31, 2007	27,291,760	$27,292	$63,406	$(20,619)	$(126)	$69,953

Balance, December 31, 2008	38,990,827	$38,991	$1,221,613	$(214,698)	$29,471	$1,075,377

Balance, December 31, 2009	38,990,827	$38,991	$1,221,613	$(23,633)	$48,979	$1,285,950

Adjustment for Exchange
rate changes					$(43,456)	$(43,456)

Net Income for the year
ended December 31, 2010				$211,205		$211,205
Balance, December 31, 2010	38,990,827	$38,991	$1,221,613	$187,572	$5,523	$1,453,699
Adjustment for Exchange
rate changes					$5,542	$5,542

Net Income for the year
ended December 31, 2011				$200,501		$200,501
Balance, December 31, 2011	38,990,827	$38,991	$1,221,613	$388,073	$11,065	$1,659,742
Issuance of common
stocks to Williams @ 0.10
per share on November 1, 2012	300,000	$300	$29,700			$30,000

Adjustment for Exchange
rate changes					$(11,242)	$(11,242)

Net Income for the year
ended December 31, 2012				$155,091		$155,091
Balance, December 31, 2012	39,290,827	$39,291	$1,251,313	$543,164	$(177)	$1,833,591
Adjustment for Exchange
rate changes					$5,623	$5,623

Net Income for the six months
period ended September 30, 2013				$330,733		$330,733
Balance, September 30, 2013	39,290,827	$39,291	$1,251,313	$873,897	$5,446	$2,169,947

FLURIDA GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended		Three Months Ended
	September 30		September 30
	2013	2012	2013	2012
Operating Activities:	Unaudited	Unaudited	Unaudited	Unaudited

Net Income	$330,733	$86,757	$186,437	$36,633
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation expense	19,085	15,372	6,482	5,349
Inventory	(1,687,855)	(375,654)	(1,192,781)	272,176
Account receivable	(1,579,671)	(286,894)	27,878	435,059
Accrued interest receivable	(1,407)	(8,423)		(2,808)
Unearned revenue	36,051	248,364	81,509	120,071
Increase in income tax payable	170,710	-	125,000	-
Increase in account payable	2,918,567	1,128,443	687,607	(1,771,593)
Net cash provided by operating activities	$206,213	$807,965	$(77,868)	$(905,113)
Investing Activities:
Purchase Property	(13,360)	(26,394)	(1,400)	(11,092)
Net cash provided by investing activities	$(13,360)	$(26,394)	$(1,400)	$(11,092)
Financing Activities:
Proceeds from issuance of common stock	-	-	-	-
Proceeds from loan from shareholders	-	-	-	-
Loans return from supplier	101,185	-	-	-
Loans from Bank	2,200,000	-	1,500,000	-
Net cash provided by financing activities	$2,301,185	$-	$1,500,000	$-
Effect of Exchange Rate on Cash	$5,623	$(19,665)	$11,586	$(15,541)
Net increase (decrease) in cash and cash equivalents	$2,499,661	$761,906	$1,432,318	$(931,746)
Cash and cash equivalents at beginning of the period	$194,265	$741,231	$1,261,608	$2,434,883
Cash and cash equivalents at end of the period	$2,693,926	$1,503,137	$2,693,926	$1,503,137

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

The equipment were recorded as fixed asset to depreciate over 7 years and the electronic data processing equipment and furniture were recorded as fixed asset to depreciate over 5 years with straight line method.

For the period of January to March 31, 2013, the Company purchased $ 5,171 Furniture and equipment, and $ 4,443 Computer and data process equipment. For the period of April to June 30, 2013, the Company purchased $ 2,348 Computer and data process equipment. For the period of July to September 30, 2013, the Company purchased $ 1,400 Furniture and equipment.

As of September 30, 2013, the company has furniture, Computer and data processing equipment, and equipment at a purchase cost of $ 138,948, and $ 56,398 of accumulated depreciation expense was recorded.

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

Account Receivable

As of September 30, 2013, the company had a total of $ 3,137,953 account receivable from it major customers. Detail showed as below.

9/30/2013
Chuzhou FuDa	$494,890
Domestic LLC	$172
Electrolux- Australia	$80,450
Electrolux-Anderson-US	$443,732
Electrolux-Mexico	$134,806
Electrolux Do Brasil	$227,170
Electrolux-Major Appliance	$608,792
Electrolux Italy	$131,877
Electrolux Hungary	$274,741
Electrolux St.Cloud	$94,265
Electrolux - Sweden	$8,491
Electrolux Professional Inc	$6,750
Exact Peplacement Parts	$6,381
Phillips Diversified Manufacturing Inc	$4,200
Procon Inc	$880
Qingdao Fubida	$538,605
Stanco Metal Products Inc	$27,268
The Paradigm Project	$54,483

TOTAL AR	$3,137,953

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accrued Interest Receivable

In January 1, 2013, the company entered a new loan agreement of $101,185 with its main supplier Zhong Nan Fu Rui Mechanical electronics Co., Ltd at interest rate of 5.00%, term January 1, 2013 to December 31, 2013; and at June 30, 2013, Zhong Nan Fu Rui Mechanical Electronics Co., Ltd returned $ 101,185 to the Company. As of September 30, 2013, total of $ 1,407 accrued interest receivable with interest rate at 5.00% was incurred.

Account Payable

The Company incurred accounts payable including professional fees, purchases, payroll and payroll tax liability, and other service fee payables.

As of September 30, 2013, the company had a total of $ 5,086,739 account payable, which was included $ 4,584,946 for Chu Zhou Fu Da, $ 42,551 for ZhongNanFuRui, $ 332,711 for US suppliers, $ 53,284 for salary and payroll tax payable, and $ 63,247 for all other account payable.

Loans from Bank

The Company entered into a promissory note secured renewal loan agreement in the principal amount of $ 4,000,000 with East West Bank located in El Monte, CA. And the maturity date of the Note is from July 10, 2012 to July 10, 2014 with 4% annual interest rate. Flurida Group will pay the loan in accordance with the following payment schedule:

●	Up to $ 2,000,000 for issuance of Sight Letters of Credit with expiration date not to exceed 90 days from date of issuance
●	Up to $ 2,000,000 for issuance of Standby Letters of Credit with expiration date not to exceed one year from date of issuance
●	Up to $ 4,000,000 for Clean Advance of up to 365 days

Interest accrued on amounts advanced shall be due and payable on the 25th day of each month commending with the first month after the date of advance. The outstanding principal balance of this note together with all accrued and unpaid interest and all other amount due hereunder, shall be due and payable on July 10, 2014.

As of September 30, 2013, the Company has outstanding loan balance of $ 2,200,000 from East West Bank.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Tax Payable

For the period of January 1 to September 30, 2013 and 2012, the Company incurred income tax expense of $ 245,014 and $ 94,891 respectively. As of September 30, 2013, the income taxes payable of the Company was $ 170,710.

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

Inventory (Continued)

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

On June 25, 2013, Flurida Group, Inc signed consignment inventory agreements with Electrolux Hungary S.p.A., which was effective in September 2013. under the term of the agreements, the supplier, Flurida Group, Inc, agreed to produce, to maintain the transit the customized products per Electrolux’s specification. Electrolux maintain a storage location within Electrolux’s Hungary site for consigned inventory. Electrolux is responsible, at its own cost, for the suitable storage and administration of the consignment stock. Flurida Group, Inc., retains title and ownership of products while in transit to Electrolux’s site and while stored in the consigned inventory location. Title and ownership will pass to Electrolux when they withdraw products from the consigned inventory location.

Products not drawn from the consignment stock within 30 days of delivery shall be deemed to be withdrawn on the 31st day after delivery to the warehouse. Accordingly, title passage and invoicing shall occur on such product per the term.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventory (Continued)

On July, 2013, Flurida Group, Inc. entered into a managed inventory program agreement with Electrolux Australia, which was effective in September 2013. Under the term of the agreements, the supplier, Flurida Group, Inc, agreed to produce, to maintainand transit the customized products per Electrolux’s specification. Electrolux has appointed a third party to manage its warehousing (“Distribution Centre”) who will maintain and operate the inventories. Flurida Group, Inc., retains title and ownership of products while in transit and while stored in Distribution Centre. Title and ownership will pass to Electrolux when they withdraw products from the Distribution Centre. Upon withdrawal, Electrolux will pay for it under the 90 days payment term stated in the Purchase Agreement.

As of September 30, 2013, there were 75,450 icemakers and 104,328 pieces motor in Electrolux Juarez warehouse as of consignment inventory. Also, there were 256,104 pieces motors, and 32,931 icemakers in Electrolux Anderson warehouse as of consignment inventory. There were 2,144 pieces Dac Boxes, and 10,000 Deflector in Electrolux Italy warehouse as of consignment inventory. And, there 1,824 frame Assembly, and 1,188 Dispenser Assembly in Electrolux Austria warehouse as of consignment inventory.

The company have 25,867 Icemakers and 30,239 motors been shipped out at FOB shipping point Nanjing, China to Electrolux Juarez warehouse. The company also had 378,648 pieces Motor and 26,880 pieces icemakers been shipped out at FOB shipping point Nanjing, China to Electrolux Anderson warehouse. The company also had 6,720 pieces Motor, 6,048 pieces Dac boxes, and 4,524 pieces deflectors been shipped out at FOB shipping point Nanjing, China to Electrolux Hungary warehouse. The company also had 35,942 pieces Dac boxes, and 10,000 deflectors been shipped out at FOB shipping point Nanjing, China to Electrolux Italy warehouse. The company also had 128 pieces frame assembly and 1,044 pieces dispenser assembly been shipped out at FOB shipping point Nanjing, China to Electrolux Hungary warehouse. Those purchases haven’t considered as a sale or a consignment inventory at the period ended September 30, 2013. However, it’s the in transit inventories of Flurida Group, Inc.

As a result, as of September 30, 2013, the company had total inventory at a value $3,966,322.

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

For the fiscal quarter ended September 30, 2013, the Company had total net revenue of $ 7,638,139.

For the period July 1 to September 30, 2013, the Company sold icemakers and motors to, Electrolux USA, located at Charlotte NC for sales of $ 4,572,535. The icemakers and motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd; all the icemakers and motors were shipped out at FOB shipping point Nanjing, China.

The company also sold motors, to Stanco Metal Products for $ 27,268; the motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd; all the motors were shipped out at FOB shipping point Nanjing, China.

For the fiscal quarter ended September 30, 2013, the Company sold components and appliance parts to Electrolux –Australia for $ 80,450. The components were manufactured and supplied by Chu Zhou Fu Da Mechanical and Electronics; all the icemakers and components were shipped out at FOB shipping point Nanjing, China.

The Company sold DAC Boxes, Deflector, and other related parts to Electrolux –Italy for total $ 220,150. The DAC Boxes, Magnets, Motors and other related parts were manufactured and supplied by Chu Zhou Fuda; all the DAC Boxes magnets, and motors were shipped out at FOB shipping point Nanjing, China.

The Company also sold DAC Boxes, Magnets, Motors, and other related parts to Electrolux – Hungry for total $ 274,741. The DAC Boxes, magnets and Motors were manufactured and supplied by ChuZhou Fuda; all the DAC Boxes magnet, and motors were shipped out at FOB shipping point Nanjing, China.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenues Recognition (Continued)

The Company also sold DAC Boxes and related parts to Electrolux –Sweden for $ 8,491. The DAC Box and parts were manufactured and supplied by Chu Zhou Fuda; all the DAC Boxes were shipped out at FOB shipping point Nanjing, China.

The company sold Motors, icemakers, and some related refrigerator appliance parts to North Carolina Electrolux Major Appliances, Inc for $ 949,728. The parts, icemakers, and motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

The Company also sold Motors to Electrolux –ST. Cloud for $ 77,964. The motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

The Company sold Motors and other parts to Electrolux – Do Brasil for $220,510. The motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

The company sold icemakers to an US company, Domestic LLC for $ 14,764. And the icemakers were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd; all the icemakers were shipped out at FOB shipping point Nanjing, China.

The company sold stoves to The Paradigm Project for $ 57,880. The stoves were manufactured and supplied by Zhong Nan Fu Rui, and were shipped out at FOB shipping point at Qingdao, China.

The company provided service to Electrolux Professional Inc for $ 13,500 in the period of July 1 to September 30, 2013.

In the period of July 1, 2013 to September 30, 2013, the Company sold parts or provided services to America Corporation for a total of $ 12,256.

For the period of July 1 to September 30, 2013, the Company sold thermostats and other related key parts for icemakers and motors, to ChuZhouFuDa, and Qingdao Fubida Electronic. The parts were used for the icemakers and motors. Flurida Group purchased the parts from Wako Electronics, Inc., an US Company located at Louisville, KY 40299. Flurida Group also sold Rocker Switch, the key parts for icemakers, to ChuZhouFuDa. The parts, Rocker Switch, were used for the icemakers.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenues Recognition (Continued)

The Company purchased the parts, Rocker Switch, from CW Industries, an US Company located at Southampton, PA; and also Flurida Group purchased some other related key parts from corporate America, and then sold to Qingdao Fubida Electronic, and ChuZhouFuDa. Flurida Group, Inc. adds averaged 5% - 10% margin based on the cost of purchase, then sold to them, so, $ 568,822, and $ 577,249 were sold and invoiced to ChuZhouFuDa, and Qingdao Fubida Electronic respectively in the fiscal quarter ended September 30, 2013.

In summary, for the period of July 1 to September 30, 2013, the Company incurred the total gross sales of $ 7,676,308. And the Company had sales discount and return of $ 38,169, so, a total of $ 7,638,139 net sales were recorded. The cost of goods sold is discussed in details in Note C, Related Party Transactions.

Comprehensive Income

The company’s comprehensive income is comprised of net income, unrealized gains and losses on marketable securities classified foreign currency translation adjustments, and unrealized gains and losses on derivative financial instruments related to foreign currency hedging.

Operating Expense

Operating Expenses includes research and development expense, all selling, general and administrative expenses, and depreciation expenses for Flurida Group Inc. For the fiscal quarter ended September 30, 2013 and 2012, the Company had total operating expenses of $ 307,725 and $ 262,835 respectively, which include the research and development expense of $ 4,717 and $ 2,116, and depreciation expenses of $ 6,482 and $ 5,349, and selling, general and administrative expense of $ 296,526 and $ 255,370. Detail was showed on Exhibit A.

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

The total payroll expenses for the fiscal quarter ended September 30, 2013 and 2012 were listed as follows:

	Three Months Ended
	September 30, 2013	September 30, 2012
Payroll Expense - ER
Federal Unemployment Tax
State Unemployment Tax
US Medicare Tax - ER	2,373	2,320
US Social Security Tax -ER	3,095	4,495
Payroll Expense - ER - Other
Total Payroll Expense - ER	5,468	6,815
Payroll Expenses - EE
Federal Tax Withholding	36,397	30,074
State Tax Withholding	10,955	10,143
US Medicare Tax -EE	2,373	2,320
US Net Salaries payment - EE	82,565	113,693
US Social Security Tax - EE	3,095	3,045
Total Payroll Expenses - EE	135,385	159,275
Total Payroll Expenses	$140,853	$166,090

Research and Development Expense

The primary function of a research and development center of Flurida Group Inc is to discovering and creating new knowledge about scientific and technological topics in order to developing valuable products, processes, and services. The Company has developed new products such as LED solar house number and snap fit EZY stove. In addition to new products development, research and development center also perform reliability and life testing for variety of the products such as icemaker and motor for new and ongoing projects.

The Company had total research and development expense of $ 4,717 and $ 2,116 for fiscal quarter ended September 30, 2013 and 2012 respectively.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Professional Fee

Professional fees are consist of accounting and auditing fee, legal fee, commission and consulting expenses, SEC filing fee, and other professional expenses. The total professional fees were $ 33,437 and $ 13,763 for the fiscal quarter ended September 30, 2013 and 2012 respectively.

	Three Months Ended
	September 30, 2013	September 30, 2012
Professional Fees
Accounting & Auditing service
Auditing Factory	2,370	2,250
Commission & Consultant fee	22,000	6,434
Legal fee	3,750	3,200
Edgar SEC Filing Fee	4,717	1,634
Transfer Agent Service	600	245
Total Professional Fees	$33,437	$13,763

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

Management does not anticipate that the adoption of these standards will have a material impact on the financial statements

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – RELATED PARTY TRANSACTIONS

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of September 30, 2013, total 29,162,760 shares were issued to officers and directors. Please see the table below for details:

Name	Total Shares	Total Amount	Percentage
Fenglan Li	165,000	15,750	0.42%
Ying Zhong	2,000,000	200,000	5.09%
Jianfeng Ding & Yaru Huang	26,997,760	323,998	68.72%
Total	29,162,760	$539,748	74.23%

• Based on total outstanding issued shares as of September 30, 2013: 39,290,827

Cost of Goods Sold

The Company’s purchase is primarily from supplier, Chuzhou Fuda Mechanical & Electronics Co., Ltd (“ChuZhouFuDa”), owned 100% by the shareholder and director of the Company, Fenglan Li.

ChuZhouFuda is an appliance components and sub-assemblies manufacturer established on March 18, 2008. Chuzhou Fuda is located in Chuzhou City, Anhui Province, China. The plant space is around 100,000sq. ft. with 18 molding machine up to 800 metric ton and 6 assemblies lines for appliance components and assemblies.

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

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – RELATED PARTY TRANSACTIONS (Continued)

Cost of Goods Sold (Continued)

Flurida Group also purchased the products from suppliers, Zhong Nan Fu Rui Mechanical Electronics Manufacturing Co., Ltd. (“Zhong Nan Fu Rui”). It was owned 100% by the shareholder Fenglan Li., and established in 2005 specializing in home appliance components and subassemblies manufacturing, and located in Qingdao City, Shandong Province, China.

At the period ended June 30, 2013, the Company had ending inventory $2,773,541 that was majority purchased from ChuZhou FuDa.

From the period July 1 to September 30, 2013, Flurida Group, Inc. purchased Stoves from Zhong Nan Fu Rui at total cost of $ 48,680 for FOB shipping point at Qingdao, China.

The Company purchased Icemakers, motors, and parts from ChuZhou FuDa at total cost of $7,069,923 for FOB shipping point at Nanjing, China.

To manufacture the related refrigerator appliance parts, Chu Zhou Fu Da and Qingdao Fubida Electronic., needs key parts made in USA, which were purchased through Flurida Group, Inc. in USA. The costs of purchasing the parts were $1,058,792 in the fiscal quarter ended September 30, 2013.

For the fiscal quarter ended September 30, 2013, the Company had total purchase of $8,177,394.

At the periods ended September 30, 2013, the company had total ending inventory at a value $3,966,322.

For the period of July 1 to September 30, 2013, the company had freight cost and other related cost of $673.

Therefore, in the fiscal quarter ended September 30, 2013, the Company incurred a total cost of goods sold of $6,985,287.

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

There were no new shares issued during the period of January to September 2013.

Therefore, as of September 30, 2013 total shares issued and outstanding are 39,290,827

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E – GOING CONCERN

The Company’s significant customers are Electrolux and its subsidiaries located in various countries. Because of the concentration of the customers and Company’s heavily reliance on the Electrolux and its subsidiaries, the Company’s customer concentration may raise doubt about its ability to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations.

However, in the quarter ended September 30, 2013, the Company generated significant sales revenue of $7,638,139. Electrolux and its subsidiaries are operated independently in various countries, the management assess that it is unlikely if Electrolux and its subsidiary discontinue the purchase in near future due to the Company secured a purchase order in next three years with Electrolux and its subsidiaries. In addition, the going concern may be mitigated due to the close relationship between the Company and it’s suppliers. The Company’s purchase is primarily from supplier, Chuzhou Fuda Mechanical & Electronics Co., Ltd (“ChuZhouFuDa”), owned 100% by the shareholder and director of the Company, Fenglan Li. Besides, as of September 30, 2013, the cash and cash equivalent balance was $2,693,926, the management believes that the revenues will be generated and its cash flows will be maintained to cover its operational costs and the risk of going concern is significantly low or none.

Exhibit A
	Nine Months Ended	Nine Months Ended	Three Months Ended	Three Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Operating expenses
Administration Expense	1,459	945	765	161
Bank Service Charges	47,475	43,245	22,521	28,655
Business Registration	343	904		904
Certification	27,755	35,417	16,705	7,312
Computer and Internet Expenses	450	1,057	121	188
Credit card finance charge		218		218
Depreciation Expenses	19,085	15,372	6,482	5,349
Fuel charge	741	1,527	426	165
Gift and Promotion	5,310	5,961	5,310	2,304
Industry Show
Insurance Expense	1,007	945	1,007	945
Meals and Entertainment	32,065	11,224	14,937	2,621
Office Supplies	5,493	6,491	968	1,495
Parking Fee	268	624	166	87
Payroll Expense - ER	30,272	32,355	5,468	6,815
Payroll Expenses - EE	489,959	516,435	135,385	159,275
Penalty and Fine Expense	1,076	-	250	-
Postage and Shipping	4,044	7,618	2,093	3,372
Professional Fees	119,627	77,549	33,437	13,763
Rent Expense	44,329	39,082	13,317	13,090
Repair and Maintenance	1,781	2,100	1,760	1,350
Research and Development Expense	16,494	17,087	4,717	2,116
Service Cost	2,225	277	2,225	-
Telephone Expense	9,334	7,748	2,873	2,673
Travel Expense
Air agent fee	215	2,008	215
Airfare	53,516	28,562	20,349	4,059
Car Rental	9,217	4,451	5,464	1,447
Hotel Expense	30,076	22,340	10,127	3,797
Local Transportation	2,230	231		-
Travel Expense - Other		-		-
Total Travel Expense	95,254	57,592	36,155	9,303
Utilities	1,988	1,846	637	674
Total Operating Expense	957,834	883,619	307,725	262,835

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

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

These parts are manufactured in China by Chuzhou Fuda Mechanical & Electronics Co., Ltd (“ChuZhou Fuda”) and Zhong Nan Fu Rui Mechanical Electronics Manufacturing Co., Ltd. (“Zhong Nan Fu Rui”). Chuzhou Fuda Mechanical & Electronics Co., Ltd., which is related and managed by shareholder and director Jianfeng Ding, is an appliance components and sub-assemblies manufacturer established on March 18, 2008. Chuzhou Fuda is located in Chuzhou City, Anhui Province, China. The plant space is around 100,000 sq. ft. with 18 molding machine up to 800 metric ton and 6 assemblies lines for appliance components and assemblies.

Zhong Nan Fu Rui was established in 2005 specializing in home appliance components and subassemblies manufacturing, and located in Qingdao City, Shandong Province, China. On September 18, 2007, amended June 25, 2008 and further amended on August 4, 2008, Flurida Group, Inc. signed a long-term distribution agreement with Zhong Nan Fu Rui Mechanical Electronics Manufacturing Co., Ltd. Zhong Nan Fu Rui is a Chinese manufacturing company which is related and managed by shareholder and director Jianfeng Ding. Although this Agreement expired in 2012, we continue to operate under the same terms as the written agreement.

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

Results of Operations

For the three months ended September 30, 2013 vs. September 30, 2012.

Revenue

For the three months ended September 30, 2012, the Company had net total revenue of $ 3,977,616 to the Company’s Europe, North and South America customers.

For the three months ended September 30, 2013, the Company had net total revenue of $ 7,638,139, which was increased nearly 92% than the fiscal quarter ended September 30, 2012 total revenue of $3,977,616. This increase was because all main customers’ sales went up in the quarter ended September 30, 2013.

For the period July 1 to September 30, 2013, the Company sold icemakers and motors to, Electrolux USA, located at Charlotte NC for sales of $ 4,572,535. The icemakers and motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd; all the icemakers and motors were shipped out at FOB shipping point Nanjing, China.

The company also sold motors, to Stanco Metal Products for $ 27,268; the motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd; all the motors were shipped out at FOB shipping point Nanjing, China.

For the fiscal quarter ended September 30, 2013, the Company sold components and appliance parts to Electrolux –Australia for $ 80,450. The components were manufactured and supplied by Chu Zhou Fu Da Mechanical and Electronics; all the icemakers and components were shipped out at FOB shipping point Nanjing, China.

The Company sold DAC Boxes, Deflector, and other related parts to Electrolux –Italy for total $ 220,150. The DAC Boxes, Magnets, Motors and other related parts were manufactured and supplied by Chu Zhou Fuda; all the DAC Boxes magnets, and motors were shipped out at FOB shipping point Nanjing, China.

The Company also sold DAC Boxes, Magnets, Motors, and other related parts to Electrolux – Hungry for total $ 274,741. The DAC Boxes, magnets and Motors were manufactured and supplied by ChuZhou Fuda; all the DAC Boxes magnet, and motors were shipped out at FOB shipping point Nanjing, China.

The Company also sold DAC Boxes and related parts to Electrolux –Sweden for $ 8,491. The DAC Box and parts were manufactured and supplied by Chu Zhou Fuda; all the DAC Boxes were shipped out at FOB shipping point Nanjing, China.

The company sold Motors, icemakers, and some related refrigerator appliance parts to North Carolina Electrolux Major Appliances, Inc for $ 949,728. The parts, icemakers, and motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

The Company also sold Motors to Electrolux –ST. Cloud for $ 77,964. The motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

The Company sold Motors and other parts to Electrolux – Do Brasil for $220,510. The motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

The company sold icemakers to an US company, Domestic LLC for $ 14,764. And the icemakers were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd; all the icemakers were shipped out at FOB shipping point Nanjing, China.

The company sold stoves to The Paradigm Project for $ 57,880. The stoves were manufactured and supplied by Zhong Nan Fu Rui, and were shipped out at FOB shipping point at Qingdao, China.

The company provided service to Electrolux Professional Inc for $ 13,500 in the period of July 1 to September 30, 2013.

The company sold thermostats and icemakers to an US company, Exact Replacement Parts for $ 7,157. The parts were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China

In the period of July 1, 2013 to September 30, 2013, the Company sold parts or provided services to America Corporation for a total of $ 5,100.

For the period of July 1 to September 30, 2013, the Company sold thermostats and other related key parts for icemakers and motors, to ChuZhouFuDa, and Qingdao Fubida Electronic. The parts were used for the icemakers and motors. Flurida Group purchased the parts from Wako Electronics, Inc., an US Company located at Louisville, KY 40299. Flurida Group also sold Rocker Switch, the key parts for icemakers, to ChuZhouFuDa. The parts, Rocker Switch, were used for the icemakers .The Company purchased the parts, Rocker Switch, from CW Industries, an US Company located at Southampton, PA; and also Flurida Group purchased some other related key parts from corporate America, and then sold to Qingdao Fubida Electronic, and ChuZhouFuDa. Flurida Group, Inc. adds averaged 5% - 10% margin based on the cost of purchase, then sold to them, so, $ 568,822, and $ 577,249 were sold and invoiced to ChuZhouFuDa, and Qingdao Fubida Electronic respectively in the fiscal quarter ended September 30, 2013.

In summary, for the period of July 1 to September 30, 2013, the Company incurred the total gross sales of $ 7,676,308. And the Company had sales discount and return of $ 38,169, so, a total of $ 7,638,139 net sales were recorded.

In both fiscal quarter ended September 30, 2013 and 2012 sales, more than 80% of total revenues were generated through Electrolux controlled subsidiaries in various countries. Electrolux Group operated its each subsidiary independently in each country, and all the sales orders and sales contracts were negotiated and signed independently. Accordingly, we believe that lack of one or a few subsidiaries of Electrolux sales order may have effect on our overall sales revenue, but the effects were slightly reduced in 2013 vs 2012. We signed long-term distribution agreement with various Electrolux subsidiaries, the risk of loss the contracts with Electrolux is significantly low.

Cost of Revenue

Our Costs of Goods Sold, as we expected will increased slightly due to increasing Chinese Yuan’s currency exchange rate, labor costs, and raw materials. We anticipate this trend to continue and may adjust our unit price upward to reduce the impact of rising costs.

For the three months ended September 30, 2013, the Company incurred a total cost of goods sold of $6,985,287, for the purchases of parts, motor, icemakers and stoves for the total sales of $7,638,139.

At the period ended June 30, 2013, the Company had ending inventory $ 2,773,541 that was majority purchased from ChuZhou FuDa.

From the period July 1 to September 30, 2013, Flurida Group, Inc. purchased Stoves from Zhong Nan Fu Rui at total cost of $ 48,680 for FOB shipping point at Qingdao, China.

The Company purchased Icemakers, motors, and parts from ChuZhou FuDa at total cost of $ 7,069,923 for FOB shipping point at Nanjing, China.

To manufacture the related refrigerator appliance parts, Chu Zhou Fu Da and Qingdao Fubida Electronic.,

needs key parts made in USA, which were purchased through Flurida Group, Inc. in USA. The costs of purchasing the parts were $ 1,058,792 in the fiscal quarter ended September 30, 2013.

For the fiscal quarter ended September 30, 2013, the Company had total purchase of $ 8,177,394.

At the periods ended September 30, 2013, the company had total ending inventory at a value $ 3,966,322.

For the period of July 1 to September 30, 2013, the company had freight cost and other related cost of $ 673.

Therefore, in the fiscal quarter ended September 30, 2013, the Company incurred a total cost of goods sold of $ 6,985,287 which was increased 91 % comparing to the three months ended September 30, 2012 cost of goods sold of $3,651,968. The increase of cost of goods sold was due to the sales increase, increasing Chinese Yuan’s currency exchange rate, labor costs, and raw materials.

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

Expense

Our operation expenses consist of selling, general and administrative expenses, and research & development expenses, and depreciation expenses:

	Three Months Ended	Three Months Ended
	September 30, 2013	September 30, 2012
Operating expenses
Administration Expense	765	161
Bank Service Charges	22,521	28,655
Business Registration		904
Certification	16,705	7,312
Computer and Internet Expenses	121	188
Credit card finance charge		218
Depreciation Expenses	6,482	5,349
Fuel charge	426	165
Gift and Promotion	5,310	2,304
Insurance Expense	1,007	945
Meals and Entertainment	14,937	2,621
Office Supplies	968	1,495
Parking Fee	166	87
Payroll Expense - ER	5,468	6,815
Payroll Expenses - EE	135,385	159,275
Penalty and Fine Expense	250	-
Postage and Shipping	2,093	3,372
Professional Fees	33,437	13,763
Rent Expense	13,317	13,090
Repair and Maintenance	1,760	1,350
Research and Development Expense	4,717	2,116
Service Cost	2,225	-
Telephone Expense	2,873	2,673
Travel Expense
Air agent fee	215
Airfare	20,349	4,059
Car Rental	5,464	1,447
Hotel Expense	10,127	3,797
Local Transportation		-
Travel Expense - Other		-
Total Travel Expense	36,155	9,303
Utilities	637	674
Total Operating Expense	307,725	262,835

Started from February 2013, Flurida Group had salaries for officers Jianfeng Ding, Yaru Huang, and Ying Zhong for $350,000, $84,000, $84,000. And Flurida Group USA hired employees to taking care of the office, research and development, and marketing activities, therefore, the Company incurred a total payroll expense of $140,853 for the three months ended September 30, 2013. For maintaining and operating the business, the Company expensed a total of $22,000 commission and consulting fee. In order to increasing the sales in Europe and North America, the Company expensed $16,705 certification fees on the products we sold or exported in the period of July 1 to September 30, 2013. Due to the raise of sale volume and customers, the Company had travel expenses of $ 36,155, and had equipment and research development expenses of $ 4,717.

We expect selling, general, and administrative expenses to increase in future periods as we initiate a number of marketing and promotional activities.

Income Taxes

We are subject to income taxes in the U.S. and we incurred income tax expense of $148,722 and $30,458 for the three months ended September 30, 2013 and 2012 respectively. As of September 30, 2013, the company had income taxes payable of $ 170,710.

Net Income (Loss)

We had a net income of $ 186,437 and $36,633 for three months ended September 30, 2013 and 2012 respectively.

For the Nine months ended September 30, 2013 vs. September 30, 2012.

Revenue

For the nine months ended September 30, 2012, the Company had net total revenue of $ 11,566,465 to the Company’s Europe, North and South America customers.

For the nine months ended September 30, 2013, the Company had net total revenue of $18,344,455, which was increased nearly 59% than the nine months ended September 30, 2012 total revenue of $11,566,465. This increase was because all main customer sales went up, plus new product stove sales started in 2012 third quarter and continued through the quarter ended September 30, 2013 and are still continuing.

For the period January 1 to September 30, 2013, the Company sold icemakers and motors to, Electrolux USA, located at Charlotte NC for sales of $ 10,827,789. The icemakers and motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd; all the icemakers and motors were shipped out at FOB shipping point Nanjing, China.

The company also sold motors, to Stanco Metal Products for $ 127,250; the motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd; all the motors were shipped out at FOB shipping point Nanjing, China.

For the nine months period ended September 30, 2013, the Company sold components and appliance parts to Electrolux –Australia for $ 518,185. The components were manufactured and supplied by Chu Zhou Fu Da Mechanical and Electronics; all the icemakers and components were shipped out at FOB shipping point Nanjing, China.

The Company sold DAC Boxes, Deflector, and other related parts to Electrolux –Italy for total $ 422,780. The DAC Boxes, Magnets, Motors and other related parts were manufactured and supplied by Chu Zhou Fuda; all the DAC Boxes magnets, and motors were shipped out at FOB shipping point Nanjing, China.

The Company also sold DAC Boxes, Magnets, Motors, and other related parts to Electrolux – Hungry for total $ 1,192,103. The DAC Boxes, magnets and Motors were manufactured and supplied by ChuZhou Fuda; all the DAC Boxes magnet, and motors were shipped out at FOB shipping point Nanjing, China.

The Company also sold DAC Boxes and related parts to Electrolux –Sweden for $ 22,298. The DAC Box and parts were manufactured and supplied by Chu Zhou Fuda; all the DAC Boxes were shipped out at FOB shipping point Nanjing, China.

The company sold Motors, icemakers, and some related refrigerator appliance parts to North Carolina Electrolux Major Appliances, Inc for $ 1,916,753. The parts, icemakers, and motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

The Company also sold Motors to Electrolux –ST. Cloud for $ 234,721. The motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

The Company sold Motors and other parts to Electrolux – Do Brasil for $466,630. The motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

The company sold icemakers to an US company, Domestic LLC for $ 58,687. And the icemakers were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd; all the icemakers were shipped out at FOB shipping point Nanjing, China.

The company sold stoves to The Paradigm Project for $ 292,026. The stoves were manufactured and supplied by Zhong Nan Fu Rui, and were shipped out at FOB shipping point at Qingdao, China.

The company sold parts to General Electric Company for $ 5,000. The parts were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

The company sold thermostats and icemakers to an US company, Exact Replacement Parts for $ 72,899. The parts were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

The company provided service to Electrolux Professional Inc for $ 13,500 in the period of January 1 to September 30, 2013.

In the period of January 1, 2013 to September 30, 2013, the Company sold parts or provided services to America Corporation for a total of $ 10,360.

For the period of January 1 to September 30, 2013, the Company sold thermostats and other related key parts for icemakers and motors, to ChuZhouFuDa, and Qingdao Fubida Electronic. The parts were used for the icemakers and motors. Flurida Group purchased the parts from Wako Electronics, Inc., an US Company located at Louisville, KY 40299. Flurida Group also sold Rocker Switch, the key parts for icemakers, to ChuZhouFuDa. The parts, Rocker Switch, were used for the icemakers .The Company purchased the parts, Rocker Switch, from CW Industries, an US Company located at Southampton, PA; and also Flurida Group purchased some other related key parts from corporate America, and then sold to Qingdao Fubida Electronic, and ChuZhouFuDa. Flurida Group, Inc. adds averaged 5% - 10% margin based on the cost of purchase, then sold to them, so, $ 1,101,872, and $ 1,100,387 were sold and invoiced to ChuZhouFuDa, and Qingdao Fubida Electronic respectively for the nine months period ended September 30, 2013.

In summary, for the period of January 1 to September 30, 2013, the Company incurred the total gross sales of $ 18,383,239. And the Company had sales discount and return of $ 38,784, so, a total of $ 18,344,455 net sales were recorded.

In both nine months period ended September 30, 2013 and 2012 sales, more than 80% of total revenues were generated through Electrolux controlled subsidiaries in various countries. Electrolux Group operated its each subsidiary independently in each country, and all the sales orders and sales contracts were negotiated and signed independently. Accordingly, we believe that lack of one or a few subsidiaries of Electrolux sales order may have effect on our overall sales revenue, but the effects were slightly reduced in 2013 vs 2012. We signed long-term distribution agreement with various Electrolux subsidiaries, the risk of loss the contracts with Electrolux is significantly low.

Cost of Revenue

Our Costs of Goods Sold, as we expected will increased slightly due to increasing Chinese Yuan’s currency exchange rate, labor costs, and raw materials. We anticipate this trend to continue and may adjust our unit price upward to reduce the impact of rising costs.

For the nine months ended September 30, 2013, the Company incurred a total cost of goods sold of $16,793,376, for the purchases of parts, motor, and icemakers for the total sales of $18,344,455.

At the period ended December 31, 2012, the Company had ending inventory $ 2,278,467 that was majority purchased from ChuZhou FuDa and Zhong Nan Fu Rui.

From the period January 1 to September 30, 2013, Flurida Group, Inc. purchased Stoves and parts from Zhong Nan Fu Rui at total cost of $ 297,437 for FOB shipping point at Qingdao, China.

The Company purchased Icemakers, motors, and parts from ChuZhou FuDa at total cost of $ 16,123,353 for FOB shipping point at Nanjing, China.

To manufacture the related refrigerator appliance parts, Chu Zhou Fu Da and Qingdao Fubida Electronic., needs key parts made in USA, which were purchased through Flurida Group, Inc. in USA. The costs of purchasing the parts were $ 2,053,559 in the nine months ended September 30, 2013.

For the nine months ended September 30, 2013, the Company had total purchase of $ 18,474,349.

At the periods ended September 30, 2013, the company had total ending inventory at a value $ 3,966,322.

For the period of January 1 to September 30, 2013, the company had freight cost and other related cost of $ 8,334.

Therefore, in the nine months period ended September 30, 2013, the Company incurred a total cost of goods sold of $ 16,793,376 which was increased 60 % comparing to the three months ended September 30, 2012 cost of goods sold of $10,509,527. The increase of cost of goods sold was due to the sales increase, increasing Chinese Yuan’s currency exchange rate, labor costs, and raw materials.

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

Expense

Our operation expenses consist of selling, general and administrative expenses, and research & development expenses, and depreciation expenses:

	Nine Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2012
Operating expenses
Administration Expense	1,459	945
Bank Service Charges	47,475	43,245
Business Registration	343	904
Certification	27,755	35,417
Computer and Internet Expenses	450	1,057
Credit card finance charge		218
Depreciation Expenses	19,085	15,372
Fuel charge	741	1,527
Gift and Promotion	5,310	5,961
Insurance Expense	1,007	945
Meals and Entertainment	32,065	11,224
Office Supplies	5,493	6,491
Parking Fee	268	624
Payroll Expense - ER	30,272	32,355
Payroll Expenses - EE	489,959	516,435
Penalty and Fine Expense	1,076	-
Postage and Shipping	4,044	7,618
Professional Fees	119,627	77,549
Rent Expense	44,329	39,082
Repair and Maintenance	1,781	2,100
Research and Development Expense	16,494	17,087
Service Cost	2,225	277
Telephone Expense	9,334	7,748
Travel Expense
Air agent fee	215	2,008
Airfare	53,516	28,562
Car Rental	9,217	4,451
Hotel Expense	30,076	22,340
Local Transportation	2,230	231
Travel Expense - Other		-
Total Travel Expense	95,254	57,592
Utilities	1,988	1,846
Total Operating Expense	957,834	883,619

Started from February 2013, Flurida Group had salaries for officers Jianfeng Ding, Yaru Huang, and Ying Zhong for $350,000, $84,000, $84,000. And Flurida Group USA hired employees to taking care of the office, research and development, and marketing activities, therefore, the Company incurred a total payroll expense of $520,231 for the nine months ended September 30, 2013. For maintaining and operating the business, the Company expensed a total of $64,000 commission and consulting fee. In order to increasing the sales in Europe and North America, the Company expensed $ 27,755 certification fees on the products we sold or exported in the period of January 1 to September 30, 2013. Due to the raise of sale volume and customers, the Company had travel expenses of $ 95,254, and had equipment and research development expenses of $16,494.

We expect selling, general, and administrative expenses to increase in future periods as we initiate a number of marketing and promotional activities.

Income Taxes

We are subject to income taxes in the U.S. and we incurred income tax expense of $245,014 and $94,891 for the nine months ended September 30, 2013 and 2012 respectively. As of September 30, 2013, the company had income taxes payable of $170,710.

Net Income (Loss)

We had a net income of $330,733 and $86,757 for nine months ended September 30, 2013 and 2012 respectively.

Commitments and Contingencies

The Company has signed a long-term distribution agreement with Zhong Nan Fu Rui Mechanical Electronics Manufacturing Co., Ltd. Zhong Nan Fu Rui is a Chinese manufacturing company which is related and managed by shareholder and director Jianfeng Ding. Also, on June 2008, the company signed a consigned inventory agreement with an US company, Electrolux Home Products DE Mexico and Anderson, S.A.DEC.V (Electrolux).

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

Liquidity and Capital Resources

	At September 30	At September 30	At December 31
	2013	2012	2012

Current Ratio*	1.28	1.52	1.77
Cash	$2,693,926	$1,503,137	$194,265
Working Capital**	$2,079,725	$1,395,979	$1,637,866
Total Assets	$9,888,423	$5,066,532	$4,226,739
Total Liabilities	$7,718,476	$3,339,698	$2,393,148

Total Equity	$2,169,947	$1,726,834	$1,833,591

Total Debt/Equity***	3.56	1.93	1.31
______________
*Current Ratio = Current Assets /Current Liabilities
**Working Capital = Current Assets - Current Liabilities
*** Total Debt / Equity = Total Liabilities / Total Shareholders’ Equity.

The Company’s overall working capital was increased in the nine months ended September 30, 2013 comparing to nine months period ended September 30, 2012, due to the overall increase of the cash and cash equivalents, accounts receivable and inventory; and, the Company’s current ratio was decreased as September 30, 2013 comparing to 2012 due to the increase of the accounts receivable and accounts payable.

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

Our activities for generating cash flows were operating activities in 2013 and 2012. The Company entered into a promissory note secured renewal loan agreement (“Loan Agreement”) in the principal amount of $ 4,000,000 with East West Bank located in El Monte, CA. The maturity date of the Note was extended to July 10, 2014 with 4% annual interest rate. The loan is secured by all company inventories, accounts, equipment and general intangibles and certain other assets of the Company. The outstanding loan amount on this Loan Agreement is $ 2,200,000 as of September 30, 2013. The Company may only draw up to $2,000,000 on Sight Letters of Credit with maximum expiration date of 90 days from issuance, $2,000,000 on Standby Letters of Credit with maximum expiration date of one year from issuance and up to $4,000,000 on Clean Advance for up to 365 days. The remaining terms of the original loan are unchanged.

The management will continue to improve our current business on marketing, customer services and general administrative activities effectiveness; we still continually focus on developing our new products electronic ice maker.

We set up a R&D center at our California location. The primary function of an R&D group is to discover and create new knowledge about scientific and technological topics for the purpose of uncovering and enabling development of valuable new products, processes, and services. We are working on various products but none are fully developed and ready to market and we cannot assure you that any of the products we are working on will ever be fully developed or that we will be able to market or sell them in the future.

Specifically, the management still believes that within the operating activities, the efforts of collecting accounts receivables and making payments of accounts payables still are the primary factors for the changes of cash flows in the year 2013 or later.

The Company had cash and cash equivalents of $ 2,693,926 at September 30, 2013 and $ 2,079,725 of working capital and $1,503,137 at September 30, 2012 and $1,395,979 of working capital.

The total debt of $7,718,476 for September 30, 2013 included total of $ 4,594,946 for Chu Zhou Fu Da, $ 42,551 for ZhongNanFuRui, and $332,711 for US suppliers, $53,284 for salary and payroll tax payable, and $63,247 for all other account payable, $ 2,200,000 loan from the Bank, $ 170,710 income tax liabilities, and $ 261,027 unearned revenue.

Our independent auditor has indicated that our customer concentration may raise doubt about its ability to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations. However, due to the close relationship between the Company and its supplier, Chuzhou Fu Da and Zhong Nan Fu Rui, which is closely related and directly managed by shareholder and director Jianfeng Ding. Besides, as of September 30, 2013, the cash and cash equivalent balance was $2,693,926, the management believes that the revenues will be generated and its cash flows will be maintained to cover its operational costs and the risk of going concern in long term is significantly low.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at September 30, 2013 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at September 30, 2013, our disclosure controls and procedures are not effective.

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

(a) Unregistered Sales of Equity Securities.

None.

(b) Use of Proceeds.

The Registrant did not sell any unregistered securities during the three months ended September 30, 2013.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

(a)  Exhibits.

Exhibit No.	Document Description

10.1	Bank Loan Documents

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

32.2 *	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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

Flurida Group, Inc., a Nevada corporation

November 14, 2013	By:	/s/ Jianfeng Ding
Jianfeng Ding
Principal Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Jianfeng Ding	Jianfeng Ding	Principal Executive Officer and Director	November 14, 2013

/s/ Yaru Hang	Yaru Hang	Principal Financial Officer and Principal	November 14, 2013
Accounting Officer

EXHIBIT INDEX

Exhibit No.	Document Description

10.1	Bank Loan Documents

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

32.2 *	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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