Form 10-K
period 2013-12-31
FLURIDA GROUP INC
filed 2014-03-27
CIK 1430960

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant based upon the closing price of the Registrant’s Common Stock as of June 30, 2013) was approximately $1,201,568 (based on 10,013,067 shares of common stock outstanding held by non-affiliates on such date, $0.012 per share). Shares of the Registrant’s Common Stock held by each executive officer and director and by each entity or person that, to the Registrant’s knowledge, owned 5% or more of the Registrant’s outstanding Common Stock as of June 30, 2013 have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of Registrant’s Common Stock, $0.001 par value, was 39,290,827 shares as of December 31, 2013.

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

We started to sell new products of high efficiency motor, crush motor and damper in 2013. We also continue to sell product we were already selling as of 2013 of stove, thermostat and other electronic components in 2013.

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

•
High-efficiency Stove: a wood-fuel metal stove which we believe based upon our knowledge of the industry and competitive products has higher combustion efficiency, lower fuel consumption, lower pollution than the average “rocket stoves” on the market. Those stoves are being sold to users in under-developed countries to save them time in cooking and money in fuel while reducing CO2 emission and deforestation.

•	Damper: A damper controls the rate of airflow from freezer into the refrigerator section. Those damper sold to users in China to build refrigerators.

This year we have developed some new products and are making preparations for mass production in 2014, as follows:

•	High-efficiency motor
Flurida started developing high-efficiency motor since 2010. Through numerous tests and improvements, our customers have verified that our new model performs as we stated it would. We started small trial production in 2013 and our plan is to mass produce the high efficiency motors in 2014. Compared with regular motors, the efficiency of a high-efficiency motor triples the motor’s efficiency. It can be used, for example, for defrosting in refrigerators.

•	Crush motor
Flurida started developing crush motor in 2009. Through large amount of testing and improvements, we satisfied all customer requirements and have verified that our Crush motor performs as we stated it would. We intend to commence mass production of crush motors in 2014. The product is used for automatic ice crushing on built-in Ice Water Dispensing systems.

•	Electronic icemaker for GE
After 3 years of product development, the design of electronic icemaker model is finalized and approved by GE. We plan to start mass production of the electronic icemaker model for GE in 2014.

•	Automatic icemaker for Haier
We plan to start mass production of the automatic icemaker model for Haier in 2014.

•	Module for Electrolux
After one year of testing and verification, Flurida's newly developed module is approved by Electrolux. The module is a complete automatic ice making and dispensing system which can dispense cubed ice, crushed ice and water.

For the fiscal year ended December 31, 2012, the Company had total net revenue of $16,007,275. For the fiscal year ended December 31, 2013, the Company had total net revenue of $ 25,259,161.

Our Suppliers

The Company’s purchase is primarily from supplier, Chuzhou Fuda Mechanical & Electronics Co., Ltd (“ChuZhouFuDa”), which is related and managed by shareholder and director Jianfeng Ding.

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

Flurida Group also purchased the products from suppliers, Zhong Nan Fu Rui Mechanical Electronics Manufacturing Co., Ltd. (“Zhong Nan Fu Rui”). It is also related and managed by shareholder and director Jianfeng Ding, and established in 2005 specializing in home appliance components and subassemblies manufacturing, and located in Qingdao City, Shandong Province, China.

Flurida Group also purchased the products from suppliers, Qingdao Fubida Electronics Co., Ltd. It is also related and managed by shareholder and director Jianfeng Ding, and established in 2003 specializing in home appliance control components and subassemblies manufacturing, and located in Qingdao City, Shandong Province, China. The plant space is around 70,000 sq ft. 14 units injection molding machine up to 600 metric tons.

Customers

We sell our product to refrigerator manufacturers such as Electrolux North America, Electrolux Italy, Electrolux Hungary, Electrolux Sweden, Electrolux Australia, Master Precision Global LLC, Stanco Metal Products Inc, Sigma Refrigeration Ltd, and The Paradigm Project; and the Company also sold products to our suppliers Chu Zhou Fu Da and Qingdao Fubida Electronic.

Markets

We sell our products in United States, Mexico, China, Europe, Brazil and Australia.

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

New Joint Venture

In January, 2014, in accordance with the laws of the People’s Republic of China (“PRC”) on Joint Ventures Using Chinese and Foreign Investment (the “Joint Venture Law”) and other relevant laws and regulations of PRC, Procon China, LLC, a Nevada limited liability company, and Flurida Group Inc., a Nevada corporation, entered into a Joint Venture Contract (referred to herein as this “Agreement”), for a Chinese Foreign Joint Venture (the “Joint Venture”) in the City of Chuzhou, Anhi Province of PRC. The name of the Joint Venture is Flurida-Procon Communications Technology Co., Ltd. [Note that the Form 8-K filed on January 14, 2014 contained a scrivener error in “Item 1.01. Entry into a Material Definitive Agreement” as it stated the Agreement date was January 2013 when the correct date is January 2014, as written above and also shown in the Agreement filed as an exhibit to that Form 8-K.]

Certain of the most significant provisions of the Agreement are as follows:

The business of the Joint Venture is the development and manufacture of global positioning system (“GPS”) tracking devices and providing real-time vehicle tracking and data management services for insurance companies, banks, logistics companies and government agencies.

The registered capital of the Joint Venture shall be US$1,000,000, of which:

•	Flurida has US$500,000, accounting for 50%, and

•	Procon has US$500,000, accounting for 50%.

Increases to registered capital shall be made in accordance with each Party’s respective proportional interest in the Joint Venture, unless agreed to otherwise by the Parties. The Parties shall fulfill their capital contribution requirements totaling US$500,000 each, in cash according to a schedule determined by the Board of Directors of the Joint Venture (the “Board”); provided, that each Party shall make $100,000 of its required contribution no later than 30 days after the issuance of the Joint Venture’s business license. The capital contribution of each Party shall be converted according to the current numeracies exchange rate of PRC.

The Parties shall be responsible for the following matters, respectively:

Flurida: Flurida will be responsible for providing the Joint Venture with the following services and pay all expenses of the Joint Venture related to:

Before product launch

1. Salaries including social warfare, insurance for the following personnel in China: operation management, manufacturing, quality assurance, customer service and sales;
2. Providing all facilities and utilities;
3. All facility upgrades, and furniture;
4. Any tooling for new plastics, if required;
5. 3 full time employees for the Joint Venture prior to product launch;
6. Provide its cash contribution required

After product launch

1. Facilities and utilities in Chuzhou Flurida up to 500 square meters. The Joint Venture shall pay for rent if it exceeds 500 square meters.
2. Facilities and utilities in Flurida’s Shanghai office up to 5 seats and shared meeting room. The Joint Venture shall pay for rent if it exceeds 5 seats.

Procon: Procon will be responsible for providing the Joint Venture with the following services, and pay all expenses of the Joint Venture related to:

1. Management and development personnel; Mark Wells (business management/development); Tim Peachey (hardware/fulfillment); and Mark Levy (software development), or equivalent personnel in those roles;
2. SysDevX Machine to Machine (“M2M”) device/business management software or equivalent;
3. User interface application(s);
4. GPS tracker firmware scripts; and
5. Provide its cash contribution required

The items listed in (2) through (4) will be provided under license (the “License”), which will automatically be revoked if less than 50,000 GPS units (the “Units”) are sold within 24 months after the issuance of the Joint Venture’s business license.

The Joint Venture will provide and pay for certain other expenses (out of the Parties’ capital contributions and the Joint Venture’s revenues) as set forth in the Agreement.

The Board is comprised of three directors, of which one shall be appointed by Flurida and two by Procon. The Chairman of the Board shall be appointed by Flurida, and its Vice-Chairman by Procon. The term of office for the directors, Chairman and Vice-Chairman is three years, and their term of office may be renewed if re-appointed by the relevant Party.

The Joint Venture shall distribute the following amounts to each Party within 30 days of the end of each month:

1. for the first 1-100,000 Units on an active subscription in the market for the full month, US$3 per Unit;
2. for the next 100,001-200,000 Units on an active subscription in the market for the full month, US$2 per Unit;
3. for every Unit on an active subscription in the market for the full month after the first 200,000 Units $1/Unit;

Any default in any such payments shall automatically terminate the License.

The duration of the Joint Venture is ten years. The establishment date of the Joint Venture shall be the date on which the business license of the Joint Venture is issued. An application for the extension of the duration of the Joint Venture, as proposed by one Party and approved by the Board, shall be submitted to the Ministry of Commerce (or the examination and approval authority entrusted by it) six months prior to the expiration date of the Joint Venture.

There are certain Preemptive Rights to equity in the Joint Venture as set forth in the Agreement. Disputes are subject to arbitration as set forth in the Agreement.

The current status of this project is setting up the company in China ShangHail, meanwhile the Joint Venture continues researching and developing this product specific focusing on Chinese market.

Research and Development

We have incurred research and development expenses in the 2013 for the total of $21,993.

Our Intellectual Property

We have no intellectual property.

Our Employees

We have the following number of full time employees:

Clerical	–	0
Operations	–	2
Administrative	–	1
Management	–	3
Engineers	-	2
Sales	–	1

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

Item 2. Description of Property

We rent the following property:

Flurida Group USA, Inc.

Address: is located at 22 W. Washington St., Suite 1500, Chicago, IL 60602.

•	Name of Landlord: Regus Group
•	Term of Lease: September 1 2013, to September 30, 2014
•	Monthly Rental: $219
•	Adequate for current needs: Yes

Flurida Group USA, Warehouse Location

•	Address: 24412 S Main ST, Carson, CA 90745
•	Name of Land Lord: 24412 S Main Street, LLC
•	Term of Lease: September 1, 2013 to August 31, 2015
•	Monthly Rent: $3,938
•	Square Feet: Approximately 5,168 square feet
•	Adequate for current needs: Yes

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

Item 4. Mine Safety Disclosures

None

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Trading History

Our common stock is quoted on the Over-The-Counter Bulletin Board under the symbol “FLUG.”

Bid Information*

Financial Quarter Ended	High Bid	Low Bid
December 31, 2013	$0.13	$0.10
September 30, 2013	$0.15	$0.10
June 30, 2013	$0.10	$0.10
March 31, 2013	$0.15	$0.10
December 31, 2012	$0.15	$0.10
September 30, 2012	$0.15	$0.10
June 30, 2012	$0.10	$0.012
March 31, 2012	$0.15	$0.10

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and other financial information included in this Form 10-K.

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

Overview

Our business is the sale of appliance parts in Asia, Europe, Australia, North and South America. The main products that we sell to these markets are icemakers, motors, ice water dispensing system, and appliance assemblies and stoves and damper. Beside of those products, every year we consistently develop and research the new products, for example high efficiency-motor, crush motor and module. In 2013 we have passed the all customer’s testing procedure and relative identifications. We intend to start mass production in 2014.

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

•	Damper: A damper controls the rate of airflow from freezer into the refrigerator section. These dampers are being sold to users in China to build refrigerators.

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

Results of Operations

For the fiscal year ended December 31, 2013 vs. December 31, 2012.

Revenue

For the fiscal year ended December 31, 2012, the Company had net total revenue of $ 16,007,275 to the Company’s Europe, North and South America customers.

For the fiscal year ended December 31, 2013, the Company had net total revenue of $ 25,259,161, which was increased nearly 57% than the fiscal year ended December 31, 2012 total revenue of $16,007,275. This increase was because all main customer sales went up due to improved economic situation worldwide, plus new product stove sales started in 2012 third quarter and continued through the quarter ended December 31, 2013 and are still continuing.

For the period January 1 to December 31, 2013, the Company sold icemakers and motors to, Electrolux USA, located at Charlotte NC for sales of $ 15,297,602. The icemakers and motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd; all the icemakers and motors were shipped out at FOB shipping point Nanjing, China.

The company also sold motors, to Stanco Metal Products for $ 154,518; the motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd; all the motors were shipped out at FOB shipping point Nanjing, China.

For the fiscal year ended December 31, 2013, the Company sold components and appliance parts to Electrolux –Australia for $ 597,890. The components were manufactured and supplied by Chu Zhou Fu Da Mechanical and Electronics; all the icemakers and components were shipped out at FOB shipping point Nanjing, China.

The Company sold DAC Boxes, Deflector, and other related parts to Electrolux –Italy for total $ 549,930. The DAC Boxes, Deflector, and other related parts were manufactured and supplied by Chu Zhou Fuda; all the DAC Boxes magnets, and motors were shipped out at FOB shipping point Nanjing, China.

The Company also sold DAC Boxes, Deflector, Motors, and other related parts to Electrolux – Hungry for total $ 1,230,233. The DAC Boxes, Deflectors and Motors were manufactured and supplied by ChuZhou Fuda; all the DAC Boxes magnet, and motors were shipped out at FOB shipping point Nanjing, China.

The Company also sold DAC Boxes and related parts to Electrolux –Sweden for $ 22,298. The DAC Box and parts were manufactured and supplied by Chu Zhou Fuda; all the DAC Boxes were shipped out at FOB shipping point Nanjing, China.

The company sold Motors, icemakers, and some related refrigerator appliance parts to North Carolina Electrolux Major Appliances, Inc for $ 2,634,982. The parts, icemakers, and motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

The Company also sold Motors to Electrolux –ST. Cloud for $ 311,524. The motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

The Company sold Motors and other parts to Electrolux – Do Brasil for $ 490,631. The motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

The Company also sold DAC Boxes and related parts to Gotene Plast AB for $ 10,559. The DAC Box and parts were manufactured and supplied by Chu Zhou Fuda; all the DAC Boxes were shipped out at FOB shipping point Nanjing, China.

The company sold icemakers to an US company, Domestic LLC for $ 59,025. And the icemakers were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd; all the icemakers were shipped out at FOB shipping point Nanjing, China.

The company sold stoves to The Paradigm Project for $ 311,531. The stoves were manufactured and supplied by Zhong Nan Fu Rui, and were shipped out at FOB shipping point at Qingdao, China.

The company sold thermostats and icemakers to an US company, Exact Replacement Parts for $ 112,835. The parts were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

The company provided service to Electrolux Professional Inc for $ 21,860 in the period of January 1 to December 31, 2013.

In the period of January 1, 2013 to December 31, 2013, the Company sold parts or provided services to America Corporation for a total of $ 56,064.

For the period of January 1 to December 31, 2013, the Company sold thermostats and other related key parts for icemakers and motors, to ChuZhouFuDa, and sold dampers to Qingdao Fubida Electronic. Flurida Group purchased the parts from Wako Electronics, Inc., an US Company located at Louisville, KY 40299. Flurida Group also sold Rocker Switch, the key parts for icemakers, to ChuZhouFuDa. The parts, Rocker Switch, were used for the icemakers .The Company purchased the parts, Rocker Switch, from CW Industries, an US Company located at Southampton, PA; and also Flurida Group purchased dampers from Nidec Sankyo Corporation, and then sold to Qingdao Fubida Electronic, and ChuZhouFuDa. Flurida Group, Inc. adds averaged 5% - 10% margin based on the cost of purchase, then sold to them, so, $ 2,412,372, and $ 1,100,387 were sold and invoiced to ChuZhouFuDa, and Qingdao Fubida Electronic respectively for the fiscal year ended December 31, 2013.

In summary, for the period of January 1 to December 31, 2013, the Company incurred the total gross sales of $ 25,374,242. And the Company had sales discount and return of $ 115,081, so, a total of $ 25,259,161 net sales were recorded.

In both fiscal year period ended December 31, 2013 and 2012 sales, more than 80% of total revenues were generated through Electrolux controlled subsidiaries in various countries. Electrolux Group operated its each subsidiary independently in each country, and all the sales orders and sales contracts were negotiated and signed independently. Accordingly, we believe that lack of one or a few subsidiaries of Electrolux sales order may have effect on our overall sales revenue, but the effects were slightly reduced in 2013 vs 2012. We signed long-term distribution agreement with various Electrolux subsidiaries, the risk of loss the contracts with Electrolux is significantly low.

Cost of Revenue

Our Costs of Goods Sold, as we expected will increased slightly due to increasing Chinese Yuan’s currency exchange rate, labor costs, and raw materials. We anticipate this trend to continue and may adjust our unit price upward to reduce the impact of rising costs.

At the period ended December 31, 2012, the Company had ending inventory $ 2,278,467 that was majority purchased from ChuZhou FuDa.

From the period January 1 to December 31, 2013, Flurida Group, Inc. purchased Stoves from Zhong Nan Fu Rui and Qingdao FuDa Electronic at total cost of $ 302,103 for FOB shipping point at Qingdao, China.

The Company purchased Icemakers, motors, and parts from ChuZhou FuDa at total cost of $ 21,129,471 for FOB shipping point at Nanjing, China.

To manufacture the related refrigerator appliance parts, Chu Zhou Fu Da and Qingdao Fubida Electronic., needs key parts made in USA, which were purchased through Flurida Group, Inc. in USA. The costs of purchasing the parts were $3,367,289 in the period of January to December, 2013.

For the fiscal year ended December 31, 2013, the Company had total purchase of $ 24,798,863.

At the periods ended December 31, 2013, the company had total ending inventory at a value $3,818,684.

For the period of January 1 to December 31, 2013, the company had freight cost and other related cost of $ 11,852.

Therefore, in the fiscal year ended December 31, 2013, the Company incurred a total cost of goods sold of $ 23,270,498 which was increased 60 % comparing to the fiscal year ended December 31, 2012 cost of goods sold of $14,547,943. The increase of cost of goods sold was due to the sales increase, increasing Chinese Yuan’s currency exchange rate, labor costs, and raw materials.

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

Expense

Our operation expenses consist of selling, general and administrative expenses, and research & development expenses, and depreciation expenses:

	Year Ended	Year Ended
	December 31,	December 31,
	2013	2012
Administration Expense	1,484	1,681
Bank Service Charges	75,264	58,182
Business Registration	817	904
Certification Fee	35,985	66,654
Computer and Internet Expenses	511	1,317
Credit card Finance Charge	-	218
Depreciation and amortization expenses	25,924	20,957
Fuel charge	3,523	3,049
Gift and Promotion	6,949	9,504
Insurance Expense	1,007	945
Meals and Entertainment	34,038	19,822
Office Supplies	8,849	8,262
Parking fee	797	864
Payroll Expense - ER	41,367	38,835
Payroll Expenses - EE	753,892	674,705
Penalty & Fine Expenses	587	-
Postage & Shipping	7,506	8,154
Professional Fees	147,803	125,781
Rent Expense	53,313	52,687
Repairs and Maintenance	4,124	3,118
Research and development Expense	21,993	17,311
Service Cost	2,225	340
Telephone Expense	12,155	9,891
Travel Expense
air agent fee	215	2,008
Airfare	69,573	42,425
Car Rental	10,617	5,687
Hotel Expense	47,907	29,377
Local Transportation	2,994	590
Travel Expense - Other	615	-
Total Travel Expense	131,922	80,087
Utilities	2,426	2,401
Total Expense	$1,374,460	$1,205,671

Started from February 2013, Flurida Group had salaries for officers Jianfeng Ding, Yaru Huang, and Ying Zhong for $350,000, $84,000, $84,000. And Flurida Group USA hired employees to taking care of the office, research and development, and marketing activities, therefore, the Company incurred a total payroll expense of $ 795,258 for the fiscal year ended December 31, 2013. For maintaining and operating the business, the Company expensed a total of $ 87,040 commission and consulting fee. In order to increasing the sales in Europe and North America, the Company expensed $ 35,985 certification fees on the products we sold or exported in the period of January 1 to December 31, 2013. Due to the raise of sale volume and customers, the Company had travel expenses of $ 131,922, and had equipment and research development expenses of $21,993.

We expect selling, general, and administrative expenses to increase in future periods as we initiate a number of marketing and promotional activities.

Income Taxes

We are subject to income taxes in the U.S. and we incurred income tax expense of $259,014 and $109,891 for the fiscal year ended December 31, 2013 and 2012 respectively. As of December 31, 2013, the company had income taxes payable of $134,710.

Net Income (Loss)

We had a net income of $328,177 and $155,091 for fiscal year ended December 31, 2013 and 2012 respectively.

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

Liquidity and Capital Resources

	At December 31	At December 31
	2013	2012

Current Ratio*	1.43	1.77
Cash	$1,116,298	$194,265
Working Capital**	$2,114,879	$1,637,866
Total Assets	$7,313,737	$4,226,739
Total Liabilities	$5,101,544	$2,393,148

Total Equity	$2,212,193	$1,833,591

Total Debt/Equity***	2.31	1.31

* Current Ratio = Current Assets /Current Liabilities
** Working Capital = Current Assets - Current Liabilities
*** Total Debt / Equity = Total Liabilities / Total Shareholders’ Equity.

The Company’s overall working capital was increased in the fiscal year ended December 31, 2013 comparing to fiscal year ended December 31, 2012, due to the overall increase of the cash and cash equivalents, accounts receivable and inventory; and, the Company’s current ratio was decreased as December 31, 2013 comparing to 2012 due to the increase of the accounts receivable and accounts payable.

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

Our activities for generating cash flows were operating activities in 2013 and 2012. The Company entered into a promissory note secured renewal loan agreement (“Loan Agreement”) in the principal amount of $ 4,000,000 with East West Bank located in El Monte, CA. The maturity date of the Note was extended to July 10, 2014 with 4% annual interest rate. The loan is secured by all company inventories, accounts, equipment and general intangibles and certain other assets of the Company. The outstanding loan amount on this Loan Agreement is $ 1,900,000 as of December 31, 2013. The Company may only draw up to $ 2,000,000 on Sight Letters of Credit with maximum expiration date of 90 days from issuance, $ 2,000,000 on Standby Letters of Credit with maximum expiration date of one year from issuance and up to $ 4,000,000 on Clean Advance for up to 365 days. The remaining terms of the original loan are unchanged.

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

Specifically, the management still believes that within the operating activities, the efforts of collecting accounts receivables and making payments of accounts payables still are the primary factors for the changes of cash flows in the year 2013 and will continue in later years.

The Company had cash and cash equivalents of $ 1,116,298 at December 31, 2013 and $ 2,114,879 of working capital and $ 194,265 at December 31, 2012 and $1,637,866 of working capital.

The total debt of $ 5,101,544 for December 31, 2013 included total of $ 2,326,317 for Chu Zhou Fu Da, $ 4,366 for Qingdao FuDa, $ 77,905 for Fulu Finance Management Limited, $ 234,104 for US suppliers, $ 156,796 for salary and payroll tax payable, and $ 53,823 for all other account payable, $ 134,710 income tax liabilities, and $ 138,522 unearned revenue $ 1,900,000 loan from the Bank, and $ 75,000 Other Payable.

Our independent auditor has indicated that our customer concentration may raise doubt about its ability to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations. However, due to the close relationship between the Company and its supplier, Chuzhou Fu Da and Zhong Nan Fu Rui, which is closely related and directly managed by shareholder and director Jianfeng Ding. Besides, as of December 31, 2013, the cash and cash equivalent balance was $ 1,116,298, the management believes that the revenues will be generated and its cash flows will be maintained to cover its operational costs and the risk of going concern in long term is significantly low.

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

As of December 31, 2013 and 2012

Table of Contents

Independent Auditor’s Report on the Consolidated Financial Statements	F-2

Balance Sheets	F-3

Statement of Operation	F-4

Shareholders Equity	F-5

Cash Flow Statement	F-6

Notes to Financial Statements	F-7

Independent Registered Public Accounting Firm’s Auditor’s Report on the Consolidated Financial Statements

Board of Directors and Shareholders of Flurida Group, Inc.

We have audited the accompanying consolidated balance sheets of Flurida Group, Inc. and Subsidiary Companies as of December 31, 2013 and 2012, and the related consolidated statements of operation, shareholders’ equity, and cash flows for year ended December 31, 2013 and 2012.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Flurida Group, Inc. and Subsidiary Companies as of December 31, 2013, and 2012, and the results of its operations and their cash flows for the year ended December 31, 2013 and 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ Enterprise CPAs, Ltd.

Enterprise CPAs, Ltd.
Chicago, IL

March 20, 2014

FLURIDA GROUP, INC.
CONSOLIDATED BALANCE SHEETS
	December 31	December 31
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$1,116,298	$194,265
Accounts receivable, net	2,281,441	1,558,282
Inventory	3,818,684	2,278,467
Total Current Assets	$7,216,423	$4,031,014
Property, plant and equipment, net	$91,050	$88,276
Other assets:
Loan to supplier	$-	$101,185
Accrued interest receivable	-	-
Security deposit	6,264	6,264
Total Other Assets	$6,264	$107,449

TOTAL ASSETS	$7,313,737	$4,226,739
LIABILITIES & EQUITY
Current liabilities:
Account payable	$2,853,312	$2,168,172
Income taxes payable	134,710	-
Unearned revenue	138,522	224,976
Total current liabilities	$3,126,544	$2,393,148

Other Current Liabilities
Loan from the Bank	$1,900,000	$-
Other Payable	$75,000	$-
Total other Current Liabilities	$1,975,000	$-

Total Liabilities	$5,101,544	$2,393,148
Stockholders' Equity:
Common stock, $0.001 par value;
200,000,000 shares authorized;
39,290,827 shares issued and outstanding.	$39,291	$39,291
Paid-in capital	1,251,313	1,251,313
Retained earnings	871,341	543,164
Accumulated other comprehensive Income (loss)	50,248	(177)

Total stockholders' equity	$2,212,193	$1,833,591

TOTAL LIABILITIES & EQUITY	$7,313,737	$4,226,739

FLURIDA GROUP, INC.
CONSOLIDATED STATEMENT OF OPERATION
	Year Ended	Year Ended
	December 31,	December 31,
	2013	2012

Revenues:	$25,259,161	$16,007,275
Cost of Goods Sold	$23,270,498	$14,547,943
Gross Profit	$1,988,663	$1,459,332
Operating expenses:
Research and development	21,993	17,311

Selling, general and administrative expenses	1,326,543	1,167,403

Depreciation and amortization expenses	25,924	20,957
Total Operating Expenses	1,374,460	1,205,671

Operating Income	$614,203	$253,661

Investment income, net	$1,555	$13,543
Interest Expense, net	28,567	2,222
Income before taxes	$587,191	$264,982
Income tax expense	259,014	109,891
Net Income	$328,177	$155,091

Net Income (Loss) per common share-Basics	$0.01	$0.00
Net Income (Loss) per common share-Diluted	$0.01	$0.00

Other comprehensive Income(Loss), net of tax:
Foreign currency translation adjustments	50,425	(11,242)
Total other comprehensive Income(Loss)	$50,425	$(11,242)
Comprehensive Income (Loss)	$378,602	$143,849

FLURIDA GROUP, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
FOR THE PERIOD ENDED December 31, 2013

			Additional		Accumulated Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balance, December 31, 2006				$(1,500)		$(1,500)

Balance, December 31, 2007	27,291,760	$27,292	$63,406	$(20,619)	$(126)	$69,953

Balance, December 31, 2008	38,990,827	$38,991	$1,221,613	$(214,698)	$29,471	$1,075,377

Balance, December 31, 2009	38,990,827	$38,991	$1,221,613	$(23,633)	$48,979	$1,285,950

Adjustment for Exchange
rate changes					$(43,456)	$(43,456)

Net Income for the year
ended December 31, 2010				$211,205		$211,205
Balance, December 31, 2010	38,990,827	$38,991	$1,221,613	$187,572	$5,523	$1,453,699

Adjustment for Exchange
rate changes					$5,542	$5,542

Net Income for the year
ended December 31, 2011				$200,501		$200,501
Balance, December 31, 2011	38,990,827	$38,991	$1,221,613	$388,073	$11,065	$1,659,742

Issuance of common
stocks to Williams @ 0.10
per share on November 1, 2012	300,000	$300	$29,700			$30,000

Adjustment for Exchange
rate changes					$(11,242)	$(11,242)

Net Income for the year
ended December 31, 2012				$155,091		$155,091
Balance, December 31, 2012	39,290,827	$39,291	$1,251,313	$543,164	$(177)	$1,833,591

Adjustment for Exchange
rate changes					$50,425	$50,425

Net Income for the year
ended December 31, 2013				$328,177		$328,177
Balance, December 31, 2013	39,290,827	$39,291	$1,251,313	$871,341	$50,248	$2,212,193

FLURIDA GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
	Year Ended	Year Ended
	December 31	December 31
	2013	2012
Operating Activities:
Net Income	$328,177	$155,091
Adjustments to reconcile net income to net cash
provided by operating activities:
Non-cash portion of share based legal fee expense	-	30,000
Depreciation Expense	25,924	20,957
Inventory	(1,540,217)	(474,793)
Decrease in accrued interest receivable	-	2,808
Increase in account receivable	(723,159)	(791,964)
Increase in account payable	685,140	215,916
Increase in income tax payable	134,710	-
Increase in other payable	75,000	-
Decrease in unearned income	(86,454)	214,341
Net cash provided by operating activities	$(1,100,879)	$(627,644)

Investing Activities:
Purchase Property	(28,698)	(31,496)
Net cash provided by investing activities	$(28,698)	$(31,496)

Financing Activities:
Proceeds from issuance of common stock	-	-
Loan from the Bank	1,900,000	-
Loan return from supplier	101,185	123,417
Net cash provided by financing activities	$2,001,185	$123,417

Effect of Exchange Rate on Cash	$50,425	$(11,242)
Net increase (decrease) in cash and cash equivalents	$922,033	$(546,965)
Cash and cash equivalents at beginning of the period	$194,265	$741,230
Cash and cash equivalents at end of period	$1,116,298	$194,265

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

Foreign Currency Translation

The Company has determined the United States dollars to be its functional currency for Flurida Group USA and European Euro to be its functional currency in European business.  Assets and liabilities were translated to U.S. dollars at monthly average exchange rate.  Statement of operations amounts were translated to U.S. dollars using the first date of each month during the year.  Gains and losses resulting from translating foreign currency financial statements are accumulated in other comprehensive income (loss), a separate component of shareholders’ equity.

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

For the period of January to December 31, 2013, the Company purchased $ 21,909 Furniture and equipment, and $ 6,789 Computer and data process equipment.

As of December 31, 2013, the company has furniture, Computer and data processing equipment, and equipment at a purchase cost of $ 154,287, and $ 63,236 of accumulated depreciation expense was recorded.

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

Accrued Interest Receivable

In January 1, 2013, the company entered a new loan agreement of $101,185 with its main supplier Zhong Nan Fu Rui Mechanical electronics Co., Ltd at interest rate of 5.00%, term January 1, 2013 to December 31, 2013; and at June 30, 2013, Zhong Nan Fu Rui Mechanical Electronics Co., Ltd returned $ 101,185 to the Company.  At October 30, 2013, total of $ 1,407 accrued interest receivable was received. As of December 31, 2013, there’s zero accrued interest receivable.

Account Receivable

As of December 31, 2013, the company had a total of $ 2,281,441 account receivable from it major customers. Detail showed as below.

12/31/2013
Chuzhou FuDa	$1,404,928
Domestic LLC	$338
Gotene Plast AB	$10,559
Electrolux Professional Inc	$4,500
Phillips Diversified Manufacturing, Inc.	$10,050
Procon Inc	$680
Electrolux- Australia	$42,476
Electrolux-Anderson-US	$300,148
Electrolux-Mexico	$53,620
Eelectrolux Major Appliance	$269,885
Eelectrolux Do Brasil	$47,242
Electrolux - Sweden	$4,165
Electrolux Italy	$6,734
Electrolux Hungary	$38,130
General Electric Company	$2,094
Electrolux ST.Cloud	$76,803
Stanco Metal Products Inc	$9,089
TOTAL	$2,281,441

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

As of December 31, 2013, the company had a total of $ 2,853,312 account payable, which was included $ 2,326,317 for Chu Zhou Fu Da, $ 4,366 for Qingdao FuDa, $ 77,905 for Fulu Finance Management Limited, $ 234,104  for US suppliers, $ 156,796 for salary and payroll tax payable, and $ 53,823 for all other account payable.

Loans from Bank

The Company entered into a promissory note secured renewal loan agreement in the principal amount of $ 4,000,000 with East West Bank located in El Monte, CA.  And the maturity date of the Note is from July 10, 2012 to July 10, 2014 with 4% annual interest rate. Flurida Group will pay the loan in accordance with the following payment schedule:

•	Up to $ 2,000,000 for issuance of Sight Letters of Credit with expiration date not to exceed 90 days from date of issuance
•	Up to $ 2,000,000 for issuance of Standby Letters of Credit with expiration date not to exceed one year from date of issuance
•	Up to $ 4,000,000 for Clean Advance of up to 365 days

Interest accrued on amounts advanced shall be due and payable on the 25th day of each month commending with the first month after the date of advance. The outstanding principal balance of this note together with all accrued and unpaid interest and all other amount due hereunder, shall be due and payable on July 10, 2014.

As of December 31, 2013, the Company has outstanding loan balance of $ 1,900,000 from East West Bank.

FLURIDA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Tax Payable

For the period of January 1 to December 31, 2013 and 2012, the Company incurred income tax expense of $ 259,014 and $ 109,891 respectively.  As of December 31, 2013, the income taxes payable of the Company was $ 134,710.

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

As of December 31, 2013, there were 36,006 icemakers and 54,432 pieces motor in Electrolux Juarez warehouse as of consignment inventory. Also, there were 296,064 pieces motors, and 21,507 icemakers in Electrolux Anderson warehouse as of consignment inventory. There were 19,872 pieces Dac Boxes and 10,976 pieces Deflector in Electrolux Italy warehouse as of consignment inventory. There were 24,048 pieces Dac Boxes, 3,520 pieces motors, and 7,548 Deflector in Electrolux Hungary warehouse as of consignment inventory. And, there were 918 frames Assembly, and 1,762 Dispenser Assembly in Electrolux Austria warehouse as of consignment inventory.

The company have 52,800 Icemakers and 60,480 motors been shipped out at FOB shipping point Nanjing, China to Electrolux Juarez warehouse. The company also had 341,280 pieces Motor and 23,520 pieces icemakers been shipped out at FOB shipping point Nanjing, China to Electrolux Anderson warehouse. The company also had 17,920 pieces Motor, 23,904 pieces Dac boxes, and 17,856 pieces deflectors been shipped out at FOB shipping point Nanjing, China to Electrolux Hungary warehouse. The company also had 8,640 pieces Dac boxes, and 10,481 pieces deflectors been shipped out at FOB shipping point Nanjing, China to Electrolux Italy warehouse.  The company also had 5,996 pieces frame assembly and 1,624 pieces dispenser assembly been shipped out at FOB shipping point Nanjing, China to Electrolux Austria warehouse. Those purchases haven’t considered as a sale or a consignment inventory at the period ended December 31, 2013. However, it’s the in transit inventories of Flurida Group, Inc.

FLURIDA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventory (Continued)

As a result, as of December 31, 2013, the company had total inventory at a value $3,818,484.

Revenues Recognition

Revenues include sales of appliance parts in Asia, Europe, and North America.

Revenues are recognized from product sales upon shipment, which is the point in time when risk of loss is transferred to the customer, net of estimated returns and allowances.

For the fiscal year ended December 31, 2013, the Company had total net revenue of $ 25,259,161.

For the period January 1 to December 31, 2013, the Company sold icemakers and motors to, Electrolux USA, located at Charlotte NC for sales of $ 15,297,602. The icemakers and motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd; all the icemakers and motors were shipped out at FOB shipping point Nanjing, China.

The company also sold motors, to Stanco Metal Products for $ 154,518; the motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd; all the motors were shipped out at FOB shipping point Nanjing, China.

For the fiscal year ended December 31, 2013, the Company sold components and appliance parts to Electrolux –Australia for $ 597,890. The components were manufactured and supplied by Chu Zhou Fu Da Mechanical and Electronics; all the icemakers and components were shipped out at FOB shipping point Nanjing, China.

The Company sold DAC Boxes, Deflector, and other related parts to Electrolux –Italy for total $ 549,930. The DAC Boxes, Deflector, and other related parts were manufactured and supplied by Chu Zhou Fuda; all the DAC Boxes magnets, and motors were shipped out at FOB shipping point Nanjing, China.

FLURIDA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenues Recognition (Continued)

The Company also sold DAC Boxes, Deflector, Motors, and other related parts to Electrolux – Hungry for total $ 1,230,233. The DAC Boxes, Deflectors and Motors were manufactured and supplied by ChuZhou Fuda; all the DAC Boxes magnet, and motors were shipped out at FOB shipping point Nanjing, China.

The Company also sold DAC Boxes and related parts to Electrolux –Sweden for $ 22,298. The DAC Box and parts were manufactured and supplied by Chu Zhou Fuda; all the DAC Boxes were shipped out at FOB shipping point Nanjing, China.

The company sold Motors, icemakers, and some related refrigerator appliance parts to North Carolina Electrolux Major Appliances, Inc for $ 2,634,982. The parts, icemakers, and motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

The Company also sold Motors to Electrolux –ST. Cloud for $ 311,524. The motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

The Company sold Motors and other parts to Electrolux – Do Brasil for $490,631. The motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

The Company also sold DAC Boxes and related parts to Gotene Plast AB for $ 10,559. The DAC Box and parts were manufactured and supplied by Chu Zhou Fuda; all the DAC Boxes were shipped out at FOB shipping point Nanjing, China.

The company sold icemakers to an US company, Domestic LLC for $ 59,025. And the icemakers were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd; all the icemakers were shipped out at FOB shipping point Nanjing, China.

The company sold stoves to The Paradigm Project for $ 311,531. The stoves were manufactured and supplied by Zhong Nan Fu Rui, and were shipped out at FOB shipping point at Qingdao, China.

FLURIDA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenues Recognition (Continued)

The company sold thermostats and icemakers to an US company, Exact Replacement Parts for $ 112,835. The parts were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

The company provided service to Electrolux Professional Inc for $ 21,860 in the period of January 1 to December 31, 2013.

In the period of January 1, 2013 to December 31, 2013, the Company sold parts or provided services to America Corporation for a total of $ 56,064.

For the period of January 1 to December 31, 2013, the Company sold thermostats and other related key parts for icemakers and motors, to ChuZhouFuDa, and sold dampers to Qingdao Fubida Electronic. Flurida Group purchased the parts from Wako Electronics, Inc., an US Company located at Louisville, KY 40299.  Flurida Group also sold Rocker Switch, the key parts for icemakers, to ChuZhouFuDa.  The parts, Rocker Switch, were used for the icemakers .The Company purchased the parts, Rocker Switch, from CW Industries, an US Company located at Southampton, PA; and also Flurida Group purchased dampers from Nidec Sankyo Corporation, and then sold to Qingdao Fubida Electronic, and ChuZhouFuDa. Flurida Group, Inc. adds averaged 5% - 10% margin based on the cost of purchase, then sold to them, so, $ 2,412,372, and $ 1,100,387 were sold and invoiced to ChuZhouFuDa, and Qingdao Fubida Electronic respectively for the fiscal year ended December 31, 2013.

In summary, for the period of January 1 to December 31, 2013, the Company incurred the total gross sales of $ 25,374,242. And the Company had sales discount and return of $ 115,081, so, a total of $ 25,259,161 net sales were recorded. The cost of goods sold is discussed in details in Note C, Related Party Transactions.

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

FLURIDA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Operating Expense

Operating Expenses includes research and development expense, all selling, general and administrative expenses, and depreciation expenses for Flurida Group Inc.  For the fiscal year ended December 31, 2013 and 2012, the Company had total operating expenses of $ 1,374,460 and $ 1,205,671 respectively, which include the research and development expense of $ 21,993 and $ 17,311, and depreciation expenses of $ 25,924 and $ 20,957, and selling, general and administrative expense of $ 1,326,543 and $ 1,167,403. Detail was showed on Exhibit A.

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

The total payroll expenses for the fiscal year ended December 31, 2013 and 2012 were listed as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2013	2012
Payroll Expense - ER
Federal Unemployment Tax	567.00	546.00
State Unemployment Tax	1,785.95	1,045.08
US Medicare Tax - ER	10,922.69	9,812.09
US Social Security Tax -ER	27,713.53	27,081.33
Payroll Expense - ER - Other	377.42	350.87
Total Payroll Expense - ER	41,366.59	38,835.37
Payroll Expenses - EE
Federal Tax Withholding	170,785.82	123,083.84
State Tax Withholding	56,369.83	42,303.56
US Medicare Tax -EE	12,902.68	9,812.07
US Net Salaries payment - EE	486,119.81	481,160.36
US Social Security Tax - EE	27,713.47	18,345.43
Total Payroll Expenses - EE	753,891.61	674,705.26

Total Payroll Expenses	795,258.20	713,540.63

FLURIDA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and Development Expense

The primary function of a research and development center of Flurida Group Inc is to discovering and creating new knowledge about scientific and technological topics in order to developing valuable products, processes, and services. The Company has developed new products such as icemaker and high efficiency motor for new and ongoing projects. Research and development center also are developing LED solar house number and snap fit EZY stove.

The Company had total research and development expense of $ 21,993 and $ 17,311 for fiscal year ended December 31, 2013 and 2012 respectively.

Professional Fee

Professional fees are consist of accounting and auditing fee, legal fee, commission and consulting expenses, SEC filing fee, and other professional expenses. The total professional fees were $ 147,803 and $ 125,781 for the fiscal year ended December 31, 2013 and 2012 respectively.

	Year Ended	Year Ended
	December 31,	December 31,
	2013	2012
Professional Fees
Accounting and Auditing Service	35,500.00	36,250.00
Auditing Factory	6,905.00	8,685.00
Commission and Consulting Fee	87,040.26	39,041.37
Edgar SEC Filing Fee	4,717.00	3,276.00
Legal Fee	11,250.00	37,119.00
Transfer Agent Service	1,005.00	1,410.00
Professional Fees - Other	1,386.00	-
Total Professional Fees	147,803.26	125,781.37

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

Recent Accounting Pronouncements (Continued)

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

Management does not anticipate that the adoption of these standards will have a material impact on the financial statements

NOTE C – RELATED PARTY TRANSACTIONS

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of December 31, 2013, total 29,162,760 shares were issued to officers and directors.  Please see the table below for details:

Name	Total Shares	Total Amount	Percentage
Fenglan Li	165,000	15,750	0.42%
Ying Zhong	2,000,000	200,000	5.09%
Jianfeng Ding & Yaru Huang	26,997,760	325,998	68.72%
Total	29,162,760	$541,748	74.23%

• Based on total outstanding issued shares as of December 31, 2013: 39,290,827.

FLURIDA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – RELATED PARTY TRANSACTIONS (Continued)

Cost of Goods Sold

The Company’s purchase is primarily from supplier, Chuzhou Fuda Mechanical & Electronics Co., Ltd (“ChuZhouFuDa”), which is related and managed by shareholder and director Jianfeng Ding.

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

Flurida Group also purchased the products from suppliers, Zhong Nan Fu Rui Mechanical Electronics Manufacturing Co., Ltd. (“Zhong Nan Fu Rui”).  It is also related and managed by shareholder and director Jianfeng Ding, and established in 2005 specializing in home appliance components and subassemblies manufacturing, and located in Qingdao City, Shandong Province, China.

At the period ended December 31, 2012, the Company had ending inventory $ 2,278,467 that was majority purchased from ChuZhou FuDa.

From the period January 1 to December 31, 2013, Flurida Group, Inc. purchased Stoves from Zhong Nan Fu Rui and Qingdao FuDa Electronic at total cost of $ 302,103 for FOB shipping point at Qingdao, China.

The Company purchased Icemakers, motors, and parts from ChuZhou FuDa at total cost of $ 21,129,471 for FOB shipping point at Nanjing, China.

FLURIDA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – RELATED PARTY TRANSACTIONS (Continued)

Cost of Goods Sold (Continued)

To manufacture the related refrigerator appliance parts, Chu Zhou Fu Da and Qingdao Fubida Electronic., needs key parts made in USA, which were purchased through Flurida Group, Inc. in USA.  The costs of purchasing the parts were $3,367,289 in the period of January to December, 2013.

For the fiscal year ended December 31, 2013, the Company had total purchase of $ 24,798,863.

At the periods ended December 31, 2013, the company had total ending inventory at a value $3,818,684.

For the period of January 1 to December 31, 2013, the company had freight cost and other related cost of $ 11,852.

Therefore, in the fiscal year ended December 31, 2013, the Company incurred a total cost of goods sold of $ 23,270,498.

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

There were no new shares issued during the period of January to December 2013.

Therefore, as of December 31, 2013 total shares issued and outstanding are 39,290,827.

NOTE E – SUBSEQUENT EVENT

In January, 2014, in accordance with the laws of the People’s Republic of China (“PRC”) on Joint Ventures Using Chinese and Foreign Investment (the “Joint Venture Law”) and other relevant laws and regulations of PRC, Procon China, LLC, a Nevada limited liability company, and Flurida Group Inc., a Nevada corporation, entered into a Joint Venture Contract (referred to herein as this “Agreement”), for a Chinese Foreign Joint Venture (the “Joint Venture”) in the City of Chuzhou, Anhi Province of PRC. The name of the Joint Venture is Flurida-Procon Communications Technology Co., Ltd. The business of the Joint Venture is the development and manufacture of global positioning system (“GPS”) tracking devices and providing real-time vehicle tracking and data management services for insurance companies, banks, logistics companies and government agencies.

NOTE F – GOING CONCERN

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

However, in the quarter ended December 31, 2013, the Company generated significant sales revenue of $ 25,259,161.  Electrolux and its subsidiaries are operated independently in various countries, the management assess that it is unlikely if Electrolux and its subsidiary discontinue the purchase in near future due to the Company secured a purchase order in next three years with Electrolux and its subsidiaries.  In addition, the going concern may be mitigated due to the close relationship between the Company and it’s suppliers. The Company’s purchase is primarily from supplier, Chuzhou Fuda Mechanical & Electronics Co., Ltd (“ChuZhouFuDa”), which is closely related and directly managed by shareholder and director Jianfeng Ding.  Besides, as of December 31, 2013, the cash and cash equivalent balance was $ 1,116,298 , the management believes that the revenues will be generated and its cash flows will be maintained to cover its operational costs and the risk of going concern is significantly low or none.

Exhibit A

	Year Ended	Year Ended
	December 31,	December 31,
	2013	2012
Administration Expense	1,484	1,681
Bank Service Charges	75,264	58,182
Business Registration	817	904
Certification Fee	35,985	66,654
Computer and Internet Expenses	511	1,317
Credit card Finance Charge	-	218
Depreciation and amortization expenses	25,924	20,957
Fuel charge	3,523	3,049
Gift and Promotion	6,949	9,504
Insurance Expense	1,007	945
Meals and Entertainment	34,038	19,822
Office Supplies	8,849	8,262
Parking fee	797	864
Payroll Expense - ER	41,367	38,835
Payroll Expenses - EE	753,892	674,705
Penalty & Fine Expenses	587	-
Postage & Shipping	7,506	8,154
Professional Fees	147,803	125,781
Rent Expense	53,313	52,687
Repairs and Maintenance	4,124	3,118
Research and development Expense	21,993	17,311
Service Cost	2,225	340
Telephone Expense	12,155	9,891
Travel Expense
air agent fee	215	2,008
Airfare	69,573	42,425
Car Rental	10,617	5,687
Hotel Expense	47,907	29,377
Local Transportation	2,994	590
Travel Expense - Other	615	-
Total Travel Expense	131,922	80,087
Utilities	2,426	2,401
Total Expense	$1,374,460	$1,205,671

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosures

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2013. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2013, the Company’s disclosure controls and procedures were not effective. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after December 31, 2013.

Management’s Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, due to our financial situation, we will be implementing further internal controls as we become operative so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on its evaluation as of December 31, 2013, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2013. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2013, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Directors and Officers

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. Our directors and executive officers are as follows:

Name	Age	Position
Jianfeng Ding	57	Chairman of the Board, President, and CEO
Yaru Huang	46	Chief Financial Officer and Chief Accounting Officer
Ying Zhong	42	Chief Representative, Director

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

Ying Zhong joined us as director and Vice President in Oct/2007. From Jan/2004 to Sep/2007, she was Vice President, New Business Development of Flurida Industries (Hong Kong) Ltd., which manufactures and distributes household appliance components. From Feb/2003 to Dec/2003, she was Manager, Chicago Office of Flurida Industries (Hong Kong) Ltd., which manufactures and distributes household appliance components. From Sep/1995 to Aug/2001, she was Operational Assistant Manager of Young’s Engineering Shanghai Office, which provides Mechanical and Electrical Engineering service to construction industry. In Sep/2001, she received a Master Degree of Business Administration from University of Illinois at Chicago. In July/1993, she received a Bachelor Degree of Law from Hua Qiao University. As a member of the board, Ms. Zhong contributes significant industry-specific experience and expertise on our products and services.

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

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Principal Executive Officer, our two most highly compensated executive officers other than our PEO who occupied such position at the end of our latest fiscal year and up to two additional executive officers who would have been included in the table below except for the fact that they were not executive officers at the end of our latest fiscal year, by us, or by any third party where the purpose of a transaction was to furnish compensation, for all services rendered in all capacities to us or our subsidiary for the latest two fiscal years ended December 31, 2013, and December 31, 2012.

Executive Compensation

Name	Title	Year	Salary	Bonus	Stock awards	Option awards	Non equity incentive plan compensation	Non qualified deferred compensation and all other compensation	Total compensation

Jianfeng Ding	Chairman CEO	2013	350,000	70,000					420,000
		2012	350,000						350,000

Yaru Huang	CFO	2013	83,667	15,000					98,667
		2012	80,000						80,000

Ying Zhong	Director	2013	83,667	15,000					98,667
		2012	80,000						80,000

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

Employment period is three years from December 2006 to December 2009. Annual salary will be $150,000 starting to pay at January, 2009. The salaries accrued from December 2006 and December 2008 will be waived by Jianfeng Ding. Accordingly, there is no salary payment for Jianfeng Ding in 2006, 2007, and 2008, respectively. The employment was renewed in January 2010 for another three years with annual salary of $200,000 in 2010 and 2011, 2012. Also employment was renewed in January 2013 for another three years with annual salary of 350,000 in 2013.

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

Employment period was three years from December 2006 to December 2009. Annual salary will be $60,000 starting to pay at January, 2009. The employment was renewed in January 2010 for another three years with annual salary of $70,000 in 2010, $80,000 in 2011 and 2012. Also the employment was renewed in January 2013 for another three years with annual salary of 83,667 in 2013.

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

Employment period was three years from October 2007 to October 2009. Annual salary will be $60,000 starting to pay at April 2009. The salaries accrued from October 2007 to December 2008 will be waived by Ying Zhong. Accordingly, there is no salary payment for Ying Zhong in 2007, and 2008, respectively. The employment was renewed in January 2010 for another three years with annual salary of $70,000 in 2010 and $80,000 in 2011, and 2012. Also the employment was renewed in January 2013 for another three years with annual salary 83,667 in 2013.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END December 31, 2013

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

No option awards, unexercised options, unvested stock awards or equity incentive plan awards were granted to our named executive officers during fiscal year ended at December 31, 2013.

Director Compensation

The following table summarizes the compensation paid to Flurida Group’ directors for the fiscal year ended December 31, 2013:

Name	Fees Earned or Paid in Cash	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Jianfeng Ding	0	0	0	0	0	0
Yaru Huang	0	0	0	0	0	0
Ying Zhong	0	0	0	0	0	0

No director was paid in any form of compensation for acting as a Director as of December 31, 2013. See Executive Compensation table above for salaries paid to these Directors for their role as officers.

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

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 39,290,827 shares of common stock outstanding as of December 31, 2013.

Securities authorized for issuance under equity compensation plans

5,000,000 shares of Common Stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of December 31, 2013, total 29,162,760 shares were issued to officers and directors. Please see the table below for details:

Name	Total Shares	Total Amount	Percentage
Fenglan Li	165,000	15,750	0.42%
Ying Zhong	2,000,000	200,000	5.09%
Jianfeng Ding & Yaru Huang	26,997,760	325,998	68.72%
Total	29,162,760	$541,748	74.23%

• Based on total outstanding issued shares as of December 31, 2013: 39,290,827.

Cost of Goods Sold

The Company’s purchase is primarily from supplier, Chuzhou Fuda Mechanical & Electronics Co., Ltd (“ChuZhouFuDa”), which is related and managed by shareholder and director Jianfeng Ding.

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

Flurida Group also purchased the products from suppliers, Zhong Nan Fu Rui Mechanical Electronics Manufacturing Co., Ltd. (“Zhong Nan Fu Rui”). It is also related and managed by shareholder and director Jianfeng Ding, and established in 2005 specializing in home appliance components and subassemblies manufacturing, and located in Qingdao City, Shandong Province, China.

At the period ended December 31, 2012, the Company had ending inventory $ 2,278,467 that was majority purchased from ChuZhou FuDa.

From the period January 1 to December 31, 2013, Flurida Group, Inc. purchased Stoves from Zhong Nan Fu Rui and Qingdao FuDa Electronic at total cost of $ 302,103 for FOB shipping point at Qingdao, China.

The Company purchased Icemakers, motors, and parts from ChuZhou FuDa at total cost of $ 21,129,471 for FOB shipping point at Nanjing, China.

To manufacture the related refrigerator appliance parts, Chu Zhou Fu Da and Qingdao Fubida Electronic., needs key parts made in USA, which were purchased through Flurida Group, Inc. in USA. The costs of purchasing the parts were $3,367,289 in the period of January to December, 2013.

For the fiscal year ended December 31, 2013, the Company had total purchase of $ 24,798,863.

At the periods ended December 31, 2013, the company had total ending inventory at a value $3,818,684.

For the period of January 1 to December 31, 2013, the company had freight cost and other related cost of $ 11,852.

Therefore, in the fiscal year ended December 31, 2013, the Company incurred a total cost of goods sold of $ 23,258,647.

Director Independence

Our board of directors has determined that we do not have a board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Item 14. Principal Accountant Fees and Services

Enterprise CPA was our independent auditors for the fiscal years ended December 31, 2012 and 2013.

The following table shows the fees paid or accrued by us for the audit and other services provided by our auditor for fiscal 2012 and 2013.

	2012	2013

Audit Fees	$27,500	$31,625
Audit-Related Fees
Tax Fees
All Other Fees
Total	$27,500	$31,625

As defined by the SEC, (i) “audit fees” are fees for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-K, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years; (ii) “audit-related fees” are fees for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “audit fees;” (iii) “tax fees” are fees for professional services rendered by our principal accountant for tax compliance, tax advice, and tax planning; and (iv) “all other fees” are fees for products and services provided by our principal accountant, other than the services reported under “audit fees,” “audit-related fees,” and “tax fees.”

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
____________________
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

Flurida Group, Inc., a Nevada corporation

March 27, 2014	By:	/s/ Jianfeng Ding
Jianfeng Ding
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	NAME	TITLE	DATE

/s/ Jianfeng Ding	Jianfeng Ding	Principal Executive Officer and Director	March 27, 2014

/s/ Yaru Hang	Yaru Hang	Principal Financial Officer and Principal Accounting Officer	March 27, 2014

/s/ Ying Zhong	Ying Zhong	Director	March 27, 2014

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

32.2 *	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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
______________
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