Form 10-Q
period 2014-03-31
FLURIDA GROUP INC
filed 2014-05-13
CIK 1430960

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 13, 2014 there were 39,290,827 shares issued and outstanding of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

FLURIDA GROUP, INC.

Financial Statements
(Unaudited)

As of March 31, 2014 and 2013

FLURIDA GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$935,617	$1,116,298
Accounts receivable, net	2,856,757	2,281,441
Inventory	3,699,488	3,818,684
Total Current Assets	$7,491,862	$7,216,423

Property, plant and equipment, net	$98,586	$91,050

Other assets:
Accrued interest receivable	$-	$-
Security deposit	6,264	6,264
Total Other Assets	$6,264	$6,264

TOTAL ASSETS	$7,596,712	$7,313,737
LIABILITIES & EQUITY
Current liabilities:
Account payable	$2,556,183	$2,853,312
Income taxes payable	128,740	134,710
Unearned revenue	203,320	138,522
Total current liabilities	$2,888,243	$3,126,544
Other Current Liabilities:
Loan from the Bank	$2,300,000	$1,900,000
Other payable	-	75,000
Total Other Current Liabilities	$2,300,000	$1,975,000

Total Liabilities	$5,188,243	$5,101,544

Stockholders' Equity:
Common stock, $0.001 par value;
200,000,000 shares authorized;
39,290,827 shares issued and outstanding.	$39,291	$39,291
Paid-in capital	1,251,313	1,251,313
Retained earnings	1,062,162	871,341
Accumulated other comprehensive Income (loss)	55,703	50,248

Total stockholders' equity	$2,408,469	$2,212,193

TOTAL LIABILITIES & EQUITY	$7,596,712	$7,313,737

FLURIDA GROUP, INC.
CONSOLIDATED STATEMENT OF OPERATION

	Three Months Ended
	March 31, 2014	March 31, 2013
	Unaudited	Unaudited
Revenues:	$7,755,453	$4,763,507
Cost of Goods Sold	$7,088,417	$4,395,204
Gross Profit	$667,036	$368,303
Operating expenses:
Research and development	11,597	4,930

Selling, general and administrative expenses	305,998	282,688

Depreciation and amortization expenses	7,705	6,182
Total Operating Expenses	$325,300	$293,800

Operating Income	$341,736	$74,503

Investment income, net	$26	$1,371
Interest expense, net	21,111	3,378
Income before taxes	$320,651	$72,496
Income tax expense	129,830	26,800
Net income	$190,821	$45,696

Net Income per common share-Basics	$0.00	$0.00
Net Income per common share-Diluted	$0.00	$0.00

Other comprehensive Income(Loss), net of tax:
Foreign currency translation adjustments	5,455	(14,780)
Total other comprehensive Income(Loss)	$5,455	$(14,780)
Comprehensive Income (Loss)	$196,276	$30,916

FLURIDA GROUP, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
FOR THE PERIOD ENDED March 31, 2014

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive Income	Total Stockholders'
	Shares	Amount	Capital	Earnings	(Loss)	Equity
Balance, December 31, 2006				$(1,500)		$(1,500)
Balance, December 31, 2007	27,291,760	$27,292	$63,406	$(20,619)	$(126)	$69,953
Balance, December 31, 2008	38,990,827	$38,991	$1,221,613	$(214,698)	$29,471	$1,075,377
Balance, December 31, 2009	38,990,827	$38,991	$1,221,613	$(23,633)	$48,979	$1,285,950
Balance, December 31, 2010	38,990,827	$38,991	$1,221,613	$187,572	$5,523	$1,453,699
Balance, December 31, 2011	38,990,827	$38,991	$1,221,613	$388,073	$11,065	$1,659,742

Issuance of common
stocks to Williams @ 0.10
per share on November 1, 2012	300,000	$300	$29,700			$30,000

Adjustment for Exchange
rate changes					$(11,242)	$(11,242)

Net Income for the year
ended December 31, 2012				$155,091		$155,091
Balance, December 31, 2012	39,290,827	$39,291	$1,251,313	$543,164	$(177)	$1,833,591

Adjustment for Exchange
rate changes					$50,425	$50,425

Net Income for the year
ended December 31, 2013				$328,177		$328,177
Balance, December 31, 2013	39,290,827	$39,291	$1,251,313	$871,341	$50,248	$2,212,193

Adjustment for Exchange
rate changes					$5,455	$5,455

Net Income for the period
ended March 31, 2014				$190,821		$190,821
Balance, March 31, 2014	39,290,827	$39,291	$1,251,313	$1,062,162	$55,703	$2,408,469

FLURIDA GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended
	March 31, 2014	March 31, 2013
Operating Activities:	Unaudited	Unaudited
Net Income	$190,821	$45,696
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation expense	7,705	6,182
Inventory	119,196	(113,558)
Account receivable	(575,316)	(319,927)
Accrued interest receivable	-	(1,343)
Unearned revenue	64,798	(156,155)
Increase in other Payable	(75,000)	-
Decrease in income tax payable	(5,970)	-
Decrease in account payable	(297,129)	1,413,116
Net cash provided by operating activities	$(570,895)	$874,011
Investing Activities:
Purchase Property	(15,241)	(9,614)
Net cash provided by investing activities	$(15,241)	$(9,614)
Financing Activities:
Proceeds from issuance of common stock	-	-
Loan from the Bank	400,000	-
Loan return from supplier	-	-
Net cash provided by financing activities	$400,000	$-

Effect of Exchange Rate on Cash	$5,455	$(14,780)
Net increase (decrease) in cash and cash equivalents	$(180,681)	$849,617
Cash and cash equivalents at beginning of the period	$1,116,298	$194,265
Cash and cash equivalents at end of the period	$935,617	$1,043,882

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

For the period of January to March 31, 2014, the Company purchased $ 13,971 Furniture and equipment, and $ 1,270 Computer and data process equipment.

As of March 31, 2014, the company has furniture, Computer and data processing equipment, and equipment at a purchase cost of $ 159,528, and $ 70,941 of accumulated depreciation expense was recorded.

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

Account Receivable

As of March 31, 2014, the company had a total of $ 2,856,757 account receivable from it major customers. Detail showed as below.

3/31/2014
Chuzhou FuDa	$1,057,836
Gotene Plast AB	$5,784
Electrolux- Australia	$62,087
Electrolux-Anderson-US	$721,487
Electrolux-Mexico	$131,674
Electrolux-Major Appliance	$238,538
Eelectrolux Do Brasil	$291,874
Electrolux Italy	$36,595
Electrolux Hungary	$150,663
General Electric Company	$5,316
Electrolux ST.Cloud	$17,826
Exact Replacement Parts	$18,917
Stanco Metal Products Inc	$118,161
The Paradigm Project	$-
TOTAL AR	$2,856,757

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Account Payable

The Company incurred accounts payable including professional fees, purchases, payroll and payroll tax liability, and other service fee payables.

As of March 31, 2014, the company had a total of $ 2,556,183 account payable, which was included $ 2,019,099 for Chu Zhou Fu Da, $ 12,960 for Qingdao FuDa, $ 343,465 for Fulu Finance Management Limited, $ 89,123 for US suppliers, $ 25,654 for salary and payroll tax payable, and $ 65,882 for all other account payable.

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

As of March 31, 2014, the Company has outstanding loan balance of $ 2,300,000 from East West Bank.

Income Tax Payable

For the period of January 1 to March 31, 2014 and 2013, the Company incurred income tax expense of $ 129,830 and $ 26,800 respectively. As of March 31, 2014, the income taxes payable of the Company was $ 128,740.

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

As of March 31, 2014, there were 28,992 icemakers, 19,712 pieces Module Assembly, and 107,652 pieces motor in Electrolux Juarez warehouse as of consignment inventory. Also, there were 280,368 pieces motors, and 21,504 icemakers in Electrolux Anderson warehouse as of consignment inventory. There were 6,240 pieces Dac Boxes and 12,976 pieces Deflector in Electrolux Italy warehouse as of consignment inventory. There were 22,464 pieces Dac Boxes, 4,480 pieces motors, and 10,512 Deflector in Electrolux Hungary warehouse as of consignment inventory. And, there were 1,770 frames Assembly, 495 pieces Ice Bin Assembly, and 2,734 pieces Dispenser Assembly in Electrolux Austria warehouse as of consignment inventory.

The company have 53,568 Icemakers, 44,224 piece Module Assembly, and 33,264 motors been shipped out at FOB shipping point Nanjing, China to Electrolux Juarez warehouse. The company also had 211,880 pieces Motor and 13,440 pieces icemakers been shipped out at FOB shipping point Nanjing, China to Electrolux Anderson warehouse. The company also had 15,680 pieces Motor, 2,160 pieces Dac boxes, and 13,872 pieces deflectors been shipped out at FOB shipping point Nanjing, China to Electrolux Hungary warehouse. The company also had 20,352 pieces Dac boxes, and 11,000 pieces deflectors been shipped out at FOB shipping point Nanjing, China to Electrolux Italy warehouse. The company also had 1,536 pieces frame assembly, 450 pieces ice bin assembly, and 3,364 pieces dispenser assembly been shipped out at FOB shipping point Nanjing, China to Electrolux Austria warehouse. Those purchases haven’t considered as a sale or a consignment inventory at the period ended March 31, 2014. However, it’s the in transit inventories of Flurida Group, Inc.

As a result, as of March 31, 2014, the company had total inventory at a value $3,699,488.

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

For the fiscal quarter ended March 31, 2014, the Company had total net revenue of $ 7,755,453.

For the period January 1 to March 31, 2014, the Company sold icemakers, module assembly, and motors to, Electrolux USA, located at Charlotte NC for sales of $ 4,432,877. The icemakers and motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd; all the icemakers and motors were shipped out at FOB shipping point Nanjing, China.

The company also sold motors, to Stanco Metal Products for $ 118,161; the motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd; all the motors were shipped out at FOB shipping point Nanjing, China.

For the fiscal quarter ended March 31, 2014, the Company sold components and appliance parts to Electrolux –Australia for $ 119,244. The components were manufactured and supplied by Chu Zhou Fu Da Mechanical and Electronics; all the icemakers and components were shipped out at FOB shipping point Nanjing, China.

The Company sold DAC Boxes, Deflector, and other related parts to Electrolux –Italy for total $ 178,539. The DAC Boxes, Deflector, and other related parts were manufactured and supplied by Chu Zhou Fuda; all the DAC Boxes magnets, and motors were shipped out at FOB shipping point Nanjing, China.

The Company also sold DAC Boxes, Deflector, Motors, and other related parts to Electrolux – Hungry for total $ 307,978. The DAC Boxes, Deflectors and Motors were manufactured and supplied by ChuZhou Fuda; all the DAC Boxes magnet, and motors were shipped out at FOB shipping point Nanjing, China.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenues Recognition (Continued)

The company sold Motors, icemakers, and some related refrigerator appliance parts to North Carolina Electrolux Major Appliances, Inc for $ 522,889. The parts, icemakers, and motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

The Company also sold Motors to Electrolux –ST. Cloud for $ 17,826. The motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

The Company sold Motors and other parts to Electrolux – Do Brasil for $291,419. The motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

The Company also sold DAC Boxes and related parts to Gotene Plast AB for $ 5,784. The DAC Box and parts were manufactured and supplied by Chu Zhou Fuda; all the DAC Boxes were shipped out at FOB shipping point Nanjing, China.

The company sold icemakers to an US company, Domestic LLC for $ 21,962. And the icemakers were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd; all the icemakers were shipped out at FOB shipping point Nanjing, China.

The company sold stoves to The Paradigm Project for $ 22,572. The stoves were manufactured and supplied by Qing Dao Fu Da, and were shipped out at FOB shipping point at Qingdao, China.

The company sold thermostats and icemakers to an US company, Exact Replacement Parts for $ 18,917. The parts were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

The company provided services to Electrolux Professional Inc for $ 161,958 in the period of January 1 to March 31, 2014.

In the period of January 1, 2013 to March 31, 2014, the Company sold parts or provided services to America Corporation for a total of $ 165,662.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenues Recognition (Continued)

For the period of January 1 to March 31, 2014, the Company sold thermostats and other related key parts for icemakers and motors, and sold dampers to ChuZhouFuDa. Flurida Group purchased the parts from Wako Electronics, Inc., an US Company located at Louisville, KY 40299. Flurida Group also sold Rocker Switch, the key parts for icemakers, to ChuZhouFuDa. The parts, Rocker Switch, were used for the icemakers .The Company purchased the parts, Rocker Switch, from CW Industries, an US Company located at Southampton, PA; and also Flurida Group purchased dampers from Nidec Sankyo Corporation, and then sold to ChuZhouFuDa. Flurida Group, Inc. adds averaged 5% - 10% margin based on the cost of purchase, then sold to them, so, $ 1,374,458 were sold and invoiced to ChuZhouFuDa for the fiscal quarter ended March 31, 2014.

In summary, for the period of January 1 to March 31, 2014, the Company incurred the total gross sales of $ 7,760,246. And the Company had sales discount and return of $ 4,793, so, a total of $ 7,755,453 net sales were recorded. The cost of goods sold is discussed in details in Note C, Related Party Transactions.

Operating Expense

Operating Expenses includes research and development expense, all selling, general and administrative expenses, and depreciation expenses for Flurida Group Inc. For the fiscal quarter ended March 31, 2014 and 2013, the Company had total operating expenses of $ 325,300 and $ 293,800 respectively, which include the research and development expense of $ 11,597 and $ 4,930, and depreciation expenses of $ 7,705 and $ 6,182, and selling, general and administrative expense of $ 305,998 and $ 282,688. Detail was showed on Exhibit A.

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

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Payroll Expense (Continued)

The total payroll expenses for the fiscal quarter ended March 31, 2014 and 2013 were listed as follows:

	Three Months Ended
	March 31, 2014	March 31, 2013
Payroll Expense - ER
Federal Unemployment Tax	252.00	294.00
State Unemployment Tax	1,610.02	1,295.95
US Medicare Tax - ER	2,372.58	2,355.03
US Social Security Tax -ER	10,144.74	10,069.85
Payroll Expense - ER - Other	-	377.42
Total Payroll Expense - ER	14,379.34	14,392.25
Payroll Expenses - EE
Federal Tax Withholding	33,013.98	32,436.00
State Tax Withholding	11,902.19	11,869.97
US Medicare Tax -EE	2,372.58	2,355.03
US Net Salaries payment - EE	106,340.81	105,835.82
US Social Security Tax - EE	10,144.74	10,069.83
Total Payroll Expenses - EE	163,774.30	162,566.65

Total Payroll Expenses	178,153.64	176,958.90

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

The Company had total research and development expense of $ 11,597 and $ 4,930 for fiscal quarter ended March 31, 2014 and 2013 respectively.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Professional Fee

Professional fees are consist of accounting and auditing fee, legal fee, commission and consulting expenses, SEC filing fee, and other professional expenses. The total professional fees were $ 16,511 and $ 21,000 for the fiscal quarter ended March 31, 2014 and 2013 respectively.

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

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – RELATED PARTY TRANSACTIONS

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of March 31, 2014, total 29,162,760 shares were issued to officers and directors. Please see the table below for details:

Name	Total Shares	Total Amount	Percentage
Fenglan Li	165,000	15,750	0.42%
Ying Zhong	2,000,000	200,000	5.09%
Jianfeng Ding & Yaru Huang	26,997,760	325,998	68.72%
Total	29,162,760	$541,748	74.23%

• Based on total outstanding issued shares as of March 31, 2014: 39,290,827.

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

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – RELATED PARTY TRANSACTIONS (Continued)

Cost of Goods Sold (Continued)

Flurida Group also purchased the products from suppliers, Qingdao Fubida Electronics Co., Ltd. (“Qingdao FuDa”). It is also related and managed by shareholder and director Jianfeng Ding, and established in 2003 specializing in home appliance control components and subassemblies manufacturing, and located in Qingdao City, Shandong Province, China.

At the period ended December 31, 2013, the Company had ending inventory $ 3,318,684 that was majority purchased from ChuZhou FuDa.

From the period January 1 to March 31, 2014, Flurida Group, Inc. purchased Stoves from Qingdao FuDa Electronic at total cost of $ 12,960 for FOB shipping point at Qingdao, China.

The Company purchased Icemakers, motors, and parts from ChuZhou FuDa at total cost of $ 5,420,897 for FOB shipping point at Nanjing, China.

To manufacture the related refrigerator appliance parts, Chu Zhou Fu Da needs key parts made in USA, which were purchased through Flurida Group, Inc. in USA. The costs of purchasing the parts were $1,264,785 in the period of January to March 31, 2014.

Fulu Finance Management Limited provided $ 265,560 tooling services cost for the Company in the 3 months period ended March 31, 2014.

For the fiscal quarter ended March 31, 2014, the Company had total purchase of $ 6,964,202.

At the periods ended March 31, 2014, the company had total ending inventory at a value $3,699,488.

For the period of January 1 to March 31, 2014, the company had freight cost and other related cost of $ 5,019.

Therefore, in the fiscal quarter ended March 31, 2014, the Company incurred a total cost of goods sold of $ 7,088,417.

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

There were no new shares issued during the period of January to March 2014.

Therefore, as of March 31, 2014 total shares issued and outstanding are 39,290,827.

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

However, in the quarter ended March 31, 2014, the Company generated significant sales revenue of $ 7,755,453. Electrolux and its subsidiaries are operated independently in various countries, the management assess that it is unlikely if Electrolux and its subsidiary discontinue the purchase in near future due to the Company secured a purchase order in next three years with Electrolux and its subsidiaries. In addition, the going concern may be mitigated due to the close relationship between the Company and it’s suppliers. The Company’s purchase is primarily from supplier, Chuzhou Fuda Mechanical & Electronics Co., Ltd (“ChuZhouFuDa”), which is closely related and directly managed by shareholder and director Jianfeng Ding. Besides, as of March 31, 2014, the cash and cash equivalent balance was $ 935,617 , the management believes that the revenues will be generated and its cash flows will be maintained to cover its operational costs and the risk of going concern is significantly low or none.

Exihibit A

	Three Months Ended	Three Months Ended
	March 31, 2014	March 31, 2013
Operating expenses
Administration Expense	180	129
Bank Service Charges	19,759	11,556
Business Registration	76	343
Certification	13,934	4,271
Computer and Internet Expenses	283	182
Depreciation Expenses	7,705	6,182
Fuel charge	1,497	244
Gift and Promotion	659	-
Insurance Expense	109	-
Meals and Entertainment	12,311	10,268
Office Supplies	956	1,103
Parking Fee	261	54
Payroll Expense - ER	14,379	14,392
Payroll Expenses - EE	163,774	162,567
Penalty & Fine Expenses	-	299
Postage and Shipping	1,509	778
Professional Fees
Commission and Consulting Fee	15,774	21,000
Edgar SEC Filing fee	337	-
Transfer Agent Service	400	-
Total Professional Fees	16,511	21,000
Rent Expense	9,199	17,364
Repair and Maintenance	6,681	21
Research and Development Expense	11,597	4,930
Service Cost	929	-
Telephone Expense	2,861	3,263
Travel Expense
Airfare	17,606	16,673
Car Rental	3,489	1,788
Hotel Expense	17,369	13,836
Local Transportation	1,041	2,101
Total Travel Expense	39,505	34,398
Utilities	622	454
Total Operating Expenses	325,300	293,800

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

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

These parts are manufactured in China by Chuzhou Fuda Mechanical & Electronics Co., Ltd (“ChuZhou Fuda”). Chuzhou Fuda Mechanical & Electronics Co., Ltd., which is related and managed by shareholder and director Jianfeng Ding, is an appliance components and sub-assemblies manufacturer established on March 18, 2008. Chuzhou Fuda is located in Chuzhou City, Anhui Province, China. The plant space is around 100,000 sq. ft. with 18 molding machine up to 800 metric ton and 6 assembly lines for appliance components and assemblies.

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

•
High-efficiency Stove: a wood-fuel metal stove which has higher combustion efficiency, lower fuel consumption, and lower pollution than the average rocket stoves on the market. Those stoves sold to users in under-developed countries to save them time in cooking and money in fuel while reducing CO2 emission and deforestation.

•	Damper: A damper controls the rate of airflow from freezer into the refrigerator section. These dampers are being sold to users in China to build refrigerators.

•
Ice Crush motor: Ice crush motor is the gear box motor to drive the auger and push the ice in the bucket to blades for ice crush purpose. The product is used for automatic ice crushing on built-in Ice Water Dispensing systems.

•
Module: Module is a dispensing module for refrigerator. It is a complete automatic ice making and dispensing system that can dispense cubed ice, crushed ice and water. Module is located in the door of a refrigerator; when press the water or ice paddles, the seal will open to dispensing water or ice cubes.

We have developed some new products and are making preparations for mass production this year as follows:

•
High-efficiency motor: Flurida started developing high-efficiency motor since 2010. Through numerous tests and improvements, our customers have verified that our new model performs as we stated it would. We have finished trial production in the 1st quarter of 2014 and are going to start formal selling of the high efficiency motors in the second quarter. Compared with regular motors, the efficiency of a high-efficiency motor triples the motor’s efficiency. It can be used, for example, for defrosting in refrigerators.

•
Electronic icemaker for GE: After 3 years of product development, the design of electronic icemaker model is finalized and approved by GE. We plan to start mass production of the electronic icemaker model for GE in 2014.

•	Automatic icemaker for Haier: We plan to start mass production of the automatic icemaker model for Haier in 2014.

Emerging Growth Company

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

Results of Operations

For the fiscal quarter ended March 31, 2014 vs. March 31, 2013.

Revenue

For the fiscal quarter ended March 31, 2014, the Company had net total revenue of $ 7,755,453 to the Company’s Europe, North and South America customers.

For the fiscal quarter ended March 31, 2014, the Company had net total revenue of $ 7,755,453, which was increased nearly 63% than the fiscal quarter ended March 31, 2013 total net revenue of $4,763,507.This increase was because all main customer sales went up due to improved economic situation worldwide, plus new product sales continued through the quarter ended March 31, 2014 and are still continuing.

For the period January 1 to March 31, 2014, the Company sold icemakers, module assembly, and motors to, Electrolux USA, located at Charlotte NC for sales of $ 4,432,877. The icemakers and motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd; all the icemakers and motors were shipped out at FOB shipping point Nanjing, China.

The company also sold motors, to Stanco Metal Products for $ 118,161; the motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd; all the motors were shipped out at FOB shipping point Nanjing, China.

For the fiscal quarter ended March 31, 2014, the Company sold components and appliance parts to Electrolux –Australia for $ 119,244. The components were manufactured and supplied by Chu Zhou Fu Da Mechanical and Electronics; all the icemakers and components were shipped out at FOB shipping point Nanjing, China.

The Company sold DAC Boxes, Deflector, and other related parts to Electrolux –Italy for total $ 178,539. The DAC Boxes, Deflector, and other related parts were manufactured and supplied by Chu Zhou Fuda; all the DAC Boxes magnets, and motors were shipped out at FOB shipping point Nanjing, China.

The Company also sold DAC Boxes, Deflector, Motors, and other related parts to Electrolux – Hungry for total $ 307,978. The DAC Boxes, Deflectors and Motors were manufactured and supplied by ChuZhou Fuda; all the DAC Boxes magnet, and motors were shipped out at FOB shipping point Nanjing, China.

The company sold Motors, icemakers, and some related refrigerator appliance parts to North Carolina Electrolux Major Appliances, Inc for $ 522,889. The parts, icemakers, and motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

The Company also sold Motors to Electrolux –ST. Cloud for $ 17,826. The motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

The Company sold Motors and other parts to Electrolux – Do Brasil for $291,419. The motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

The Company also sold DAC Boxes and related parts to Gotene Plast AB for $ 5,784. The DAC Box and parts were manufactured and supplied by Chu Zhou Fuda; all the DAC Boxes were shipped out at FOB shipping point Nanjing, China.

The company sold icemakers to an US company, Domestic LLC for $ 21,962. And the icemakers were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd; all the icemakers were shipped out at FOB shipping point Nanjing, China.

The company sold stoves to The Paradigm Project for $ 22,572. The stoves were manufactured and supplied by Qing Dao Fu Da, and were shipped out at FOB shipping point at Qingdao, China.

The company sold thermostats and icemakers to an US company, Exact Replacement Parts for $ 18,917. The parts were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

The company provided services to Electrolux Professional Inc for $ 161,958 in the period of January 1 to March 31, 2014.

In the period of January 1, 2013 to March 31, 2014, the Company sold parts or provided services to America Corporation for a total of $ 165,662.

For the period of January 1 to March 31, 2014, the Company sold thermostats and other related key parts for icemakers and motors, and sold dampers to ChuZhouFuDa. Flurida Group purchased the parts from Wako Electronics, Inc., an US Company located at Louisville, KY 40299. Flurida Group also sold Rocker Switch, the key parts for icemakers, to ChuZhouFuDa. The parts, Rocker Switch, were used for the icemakers .The Company purchased the parts, Rocker Switch, from CW Industries, an US Company located at Southampton, PA; and also Flurida Group purchased dampers from Nidec Sankyo Corporation, and then sold to ChuZhouFuDa. Flurida Group, Inc. adds averaged 5% - 10% margin based on the cost of purchase, then sold to them, so, $ 1,374,458 were sold and invoiced to ChuZhouFuDa for the fiscal quarter ended March 31, 2014.

In summary, for the period of January 1 to March 31, 2014, the Company incurred the total gross sales of $ 7,760,246. And the Company had sales discount and return of $ 4,793, so, a total of $ 7,755,453 net sales were recorded.

In both fiscal quarter period ended March 31, 2014 and 2013 sales, more than 78% of total revenues were generated through Electrolux controlled subsidiaries in various countries. Electrolux Group operated its each subsidiary independently in each country, and all the sales orders and sales contracts were negotiated and signed independently. Accordingly, we believe that lack of one or a few subsidiaries of Electrolux sales order may have effect on our overall sales revenue, but the effects were slightly reduced in 2014 vs 2013. We signed long-term distribution agreement with various Electrolux subsidiaries, the risk of loss the contracts with Electrolux is significantly low.

Cost of Revenue

Our Costs of Goods Sold, as we expected will increased slightly due to increasing Chinese Yuan’s currency exchange rate, labor costs, and raw materials. We anticipate this trend to continue and may adjust our unit price upward to reduce the impact of rising costs.

At the period ended December 31, 2013, the Company had ending inventory $ 3,318,684 that was majority purchased from ChuZhou FuDa.

From the period January 1 to March 31, 2014, Flurida Group, Inc. purchased Stoves from Qingdao FuDa Electronic at total cost of $ 12,960 for FOB shipping point at Qingdao, China.

The Company purchased Icemakers, motors, and parts from ChuZhou FuDa at total cost of $ 5,420,897 for FOB shipping point at Nanjing, China.

To manufacture the related refrigerator appliance parts, Chu Zhou Fu Da needs key parts made in USA, which were purchased through Flurida Group, Inc. in USA. The costs of purchasing the parts were $1,264,785 in the period of January to March 31, 2014.

Fulu Finance Management Limited provided $ 265,560 tooling services cost for the Company in the 3 months period ended March 31, 2014.

For the fiscal quarter ended March 31, 2014, the Company had total purchase of $ 6,964,202.

At the periods ended March 31, 2014, the company had total ending inventory at a value $3,699,488.

For the period of January 1 to March 31, 2014, the company had freight cost and other related cost of $ 5,019.

Therefore, in the fiscal quarter ended March 31, 2014, the Company incurred a total cost of goods sold of $7,088,417.

Therefore, in the fiscal quarter ended March 31, 2014, the Company incurred a total cost of goods sold of $7,088,417 which was increased 61 % comparing to the fiscal quarter ended March 31, 2013 cost of goods sold of $4,395,204. The increase of cost of goods sold was due to the sales increase, increasing Chinese Yuan’s currency exchange rate, labor costs, and raw materials.

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

 Expense

Our operation expenses consist of selling, general and administrative expenses, and research & development expenses, and depreciation expenses:

	Three Months Ended	Three Months Ended
	March 31, 2014	March 31, 2013
Operating expenses
Administration Expense	180	129
Bank Service Charges	19,759	11,556
Business Registration	76	343
Certification	13,934	4,271
Computer and Internet Expenses	283	182
Depreciation Expenses	7,705	6,182
Fuel charge	1,497	244
Gift and Promotion	659	-
Insurance Expense	109	-
Meals and Entertainment	12,311	10,268
Office Supplies	956	1,103
Parking Fee	261	54
Payroll Expense - ER	14,379	14,392
Payroll Expenses - EE	163,774	162,567
Penalty & Fine Expenses	-	299
Postage and Shipping	1,509	778
Professional Fees
Commission and Consulting Fee	15,774	21,000
Edgar SEC Filing fee	337	-
Transfer Agent Service	400	-
Total Professional Fees	16,511	21,000
Rent Expense	9,199	17,364
Repair and Maintenance	6,681	21
Research and Development Expense	11,597	4,930
Service Cost	929	-
Telephone Expense	2,861	3,263
Travel Expense
Airfare	17,606	16,673
Car Rental	3,489	1,788
Hotel Expense	17,369	13,836
Local Transportation	1,041	2,101
Total Travel Expense	39,505	34,398
Utilities	622	454
Total Operating Expenses	325,300	293,800

Started from February 2013, Flurida Group had salaries for officers Jianfeng Ding, Yaru Huang, and Ying Zhong for $350,000, $84,000, $84,000. And Flurida Group USA hired employees to taking care of the office, research and development, and marketing activities, therefore, the Company incurred a total payroll expense of $ 178,154 for the fiscal quarter ended March 31, 2014. For maintaining and operating the business, the Company expensed a total of $ 15,774 commission and consulting fee. In order to increasing the sales in Europe and North America, the Company expensed $ 13,934 certification fees on the products we sold or exported in the period of January 1 to March 31, 2014. Due to the raise of sale volume and customers, the Company had travel expenses of $ 39,505, and had equipment and research development expenses of $ 11,597.

We expect selling, general, and administrative expenses to increase in future periods.

Income Taxes

We are subject to income taxes in the U.S. and we incurred income tax expense of $129,830 and $ 26,800 for the fiscal quarter ended March 31, 2014 and 2013 respectively. As of March 31, 2014, the company had income taxes payable of $128,740.

Net Income (Loss)

We had a net income of $198,821 and $45,696 for fiscal quarter ended March 31, 2014 and 2013 respectively.

Commitments and Contingencies

The Company’s purchase is primarily from supplier, Chuzhou Fuda Mechanical & Electronics Co., Ltd (“ChuZhouFuDa”), which is related and managed by shareholder and director Jianfeng Ding.  ChuZhouFuda is an appliance components and sub-assemblies manufacturer established on March 18, 2008. Chuzhou Fuda is located in Chuzhou City, Anhui Province, China.  There was no written supply agreement signed between the Company and Chuzhou Fuda.  However, Chuzhou Fuda committed to the Company for the quantity and quality of products the Company ordered.

On June 2008, the company signed a consigned inventory agreement with an US company, Electrolux Home Products DE Mexico and Anderson, S.A.DEC.V (Electrolux).

On July, 2012, the Company signed a deposit inventory agreement with Electrolux Italia S.p.A., which was effective in January 2013.

On June 25, 2013, the Company signed a consignment inventory agreement with Electrolux Hungary S.p.A., which was effective in September 2013.

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

Liquidity and Capital Resources

	At March 31	At March 31	At December 31
	2013	2013	2013
Current Ratio*	1.46	1.51	1.43
Cash	$935,617	$1,043,882	$1,116,298
Working Capital**	$2,303,619	$1,664,008	$2,114,879
Total Assets	$7,596,712	$5,514,616	$7,313,737
Total Liabilities	$5,188,243	$3,650,109	$5,101,544

Total Equity	$2,408,469	$1,864,507	$2,212,193

Total Debt/Equity***	2.15	1.96	2.31

* Current Ratio = Current Assets /Current Liabilities
** Working Capital = Current Assets - Current Liabilities
*** Total Debt / Equity = Total Liabilities / Total Shareholders’ Equity.

The Company’s overall working capital was increased in the fiscal quarter ended March 31, 2014 comparing to fiscal quarter ended March 31, 2013, due to the overall increase of the accounts receivable and inventory; and, the Company’s current ratio was decreased as March 31, 2014 comparing to 2013 due to the increase of the accounts receivable and current liabilities.

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

The Company entered into a promissory note secured renewal loan agreement (“Loan Agreement”) in the principal amount of $ 4,000,000 with East West Bank located in El Monte, CA. The maturity date of the Note was extended to July 10, 2014 with 4% annual interest rate. The loan is secured by all company inventories, accounts, equipment and general intangibles and certain other assets of the Company. The outstanding loan amount on this Loan Agreement is $ 1,900,000 as of March 31, 2014. The Company may only draw up to $ 2,000,000 on Sight Letters of Credit with maximum expiration date of 90 days from issuance, $ 2,000,000 on Standby Letters of Credit with maximum expiration date of one year from issuance and up to $ 4,000,000 on Clean Advance for up to 365 days. The remaining terms of the original loan are unchanged.

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

Specifically, the management still believes that within the operating activities, the efforts of collecting accounts receivables and making payments of accounts payables still are the primary factors for the changes of cash flows in the year 2014 and will continue in later years.

The Company had cash and cash equivalents of $ 935,617 at March 31, 2014 and $ 2,303,619 of working capital and $ 1,116,298 at December 31, 2013 and $2,114,879 of working capital.

The total debt of $ 5,188,243 for March 31, 2014 included total of $ 2,019,099 for Chu Zhou Fu Da, $ 12,960 for Qingdao FuDa, $ 343,465 for Fulu Finance Management Limited, $ 89,123 for US suppliers, $ 25,654 for salary and payroll tax payable, and $ 65,882 for all other account payable, $ 128,740 income tax liabilities, $ 203,320 unearned revenue, and $ 2,300,000 loan from the Bank.

Our independent auditor has indicated that our customer concentration may raise doubt about its ability to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations. However, due to the close relationship between the Company and its supplier, Chuzhou Fu Da, which is closely related and directly managed by shareholder and director Jianfeng Ding. Besides, as of March 31, 2014, the cash and cash equivalent balance was $ 935,617, the management believes that the revenues will be generated and its cash flows will be maintained to cover its operational costs and the risk of going concern in long term is significantly low.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at March 31, 2014 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at March 31, 2014, our disclosure controls and procedures are not effective.

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

 (a) Unregistered Sales of Equity Securities.

None.

(b) Use of Proceeds.

The Registrant did not sell any unregistered securities during the three months ended March 31, 2014.

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

Flurida Group, Inc., a Nevada corporation

May 13, 2014	By:	/s/ Jianfeng Ding
Jianfeng Ding
Principal Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Jianfeng Ding	Jianfeng Ding	Principal Executive Officer and Director	May 13, 2014

/s/ Yaru Hang	Yaru Hang	Principal Financial Officer and Principal	May 13, 2014
Accounting Officer

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

32.2 *	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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