Form 10-Q
period 2014-06-30
FLURIDA GROUP INC
filed 2014-08-13
CIK 1430960

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 13, 2014 there were 39,290,827 shares issued and outstanding of the registrant’s common stock.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

FLURIDA GROUP, INC.

Financial Statements
(Unaudited)

As of June 30, 2014 and 2013

FLURIDA GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$624,999	$1,116,298
Accounts receivable, net	2,678,475	2,281,441
Inventory	5,725,465	3,818,684
Total Current Assets	$9,028,939	$7,216,423

Property, plant and equipment, net	$94,095	$91,050

Other assets:
Accrued interest receivable	$-	$-
Security deposit	6,264	6,264
Total Other Assets	$6,264	$6,264

TOTAL ASSETS	$9,129,298	$7,313,737
LIABILITIES & EQUITY
Current liabilities:
Account payable	$6,086,376	$2,853,312
Income taxes payable	98,403	134,710
Unearned revenue	277,357	138,522
Total current liabilities	$6,462,136	$3,126,544

Other Current Liabilities:
Loan from the Bank	$100,000	$1,900,000
Other payable	-	75,000
Total Other Current Liabilities	$100,000	$1,975,000

Total Liabilities	$6,562,136	$5,101,544

Stockholders' Equity:
Common stock, $0.001 par value;
200,000,000 shares authorized;
39,290,827 shares issued and outstanding.	$39,291	$39,291
Paid-in capital	1,251,313	1,251,313
Retained earnings	1,227,111	871,341
Accumulated other comprehensive Income (loss)	49,447	50,248

Total stockholders' equity	$2,567,162	$2,212,193

TOTAL LIABILITIES & EQUITY	$9,129,298	$7,313,737

FLURIDA GROUP, INC.
CONSOLIDATED STATEMENT OF OPERATION

	Six Months Ended		Three Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	Unaudited	Unaudited	Unaudited	Unaudited

Revenues:	$15,860,844	$10,706,316	$8,105,392	$5,942,809
Cost of Goods Sold	$14,530,397	$9,808,090	$7,441,980	$5,412,886
Gross Profit	$1,330,447	$898,226	$663,412	$529,923
Operating expenses:
Research and development	19,658	11,777	8,061	6,847

Selling, general and administrative expenses	679,788	625,729	373,790	343,041

Depreciation and amortization expenses	15,842	12,603	8,137	6,421
Total Operating Expenses	$715,288	$650,109	$389,988	$356,309

Operating Income	$615,159	$248,117	$273,424	$173,614

Investment income, net	$44	$1,470	$18	$99
Interest expense, net	28,666	9,000	7,556	5,622
Income before taxes	$586,537	$240,587	$265,886	$168,091
Income tax expense	230,767	96,292	100,937	69,492
Net income	$355,770	$144,295	$164,949	$98,599

Net Income per common share-Basics	$0.01	$0.00	$0.00	$0.00
Net Income per common share-Diluted	$0.01	$0.00	$0.00	$0.00

Other comprehensive Income (Loss), net of tax:
Foreign currency translation adjustments	(801)	(5,963)	(6,256)	8,817
Total other comprehensive Income(Loss)	$(801)	$(5,963)	$(6,256)	$8,817
Comprehensive Income (Loss)	$354,969	$138,332	$158,693	$107,416

FLURIDA GROUP, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
FOR THE PERIOD ENDED June 30, 2014

			Additional		Accumulated Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balance, December 31, 2006				$(1,500)		$(1,500)

Balance, December 31, 2007	27,291,760	$27,292	$63,406	$(20,619)	$(126)	$69,953

Balance, December 31, 2008	38,990,827	$38,991	$1,221,613	$(214,698)	$29,471	$1,075,377

Balance, December 31, 2009	38,990,827	$38,991	$1,221,613	$(23,633)	$48,979	$1,285,950

Balance, December 31, 2010	38,990,827	$38,991	$1,221,613	$187,572	$5,523	$1,453,699

Balance, December 31, 2011	38,990,827	$38,991	$1,221,613	$388,073	$11,065	$1,659,742

Issuance of common
stocks to Williams @ 0.10 per share on November 1, 2012	300,000	$300	$29,700			$30,000

Adjustment for Exchange rate changes					$(11,242)	$(11,242)

Net Income for the year ended December 31, 2012				$155,091		$155,091
Balance, December 31, 2012	39,290,827	$39,291	$1,251,313	$543,164	$(177)	$1,833,591
Adjustment for Exchange rate changes					$50,425	$50,425

Net Income for the year ended December 31, 2013				$328,177		$328,177
Balance, December 31, 2013	39,290,827	$39,291	$1,251,313	$871,341	$50,248	$2,212,193
Adjustment for Exchange rate changes					$(801)	$(801)

Net Income for the period ended June 30, 2014				$355,770		$355,770
Balance, June 30, 2014	39,290,827	$39,291	$1,251,313	$1,227,111	$49,447	$2,567,162

FLURIDA GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended		Three Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	Unaudited	Unaudited	Unaudited	Unaudited
Operating Activities:
Net Income	$355,770	$144,295	$164,949	$98,599
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	15,842	12,603	8,137	6,421
Inventory	(1,906,781)	(495,074)	(2,025,977)	(381,516)
Account receivable	(397,034)	(1,607,548)	178,282	(1,287,620)
Accrued interest receivable	-	(1,407)	-	(64)
Unearned revenue	138,835	(45,458)	74,037	110,697
Decrease in other Payable	(75,000)	-	-	-
Decrease in income tax payable	(36,307)	45,710	(30,337)	45,710
Increase in account payable	3,233,064	2,230,961	3,530,193	817,845
Net cash provided by operating activities	$1,328,389	$284,082	$1,899,284	$(589,928)
Investing Activities:
Purchase Property	(18,887)	(11,961)	(3,646)	(2,348)
Net cash provided by investing activities	$(18,887)	$(11,961)	$(3,646)	$(2,348)
Financing Activities:
Proceeds from issuance of common stock	-	-	-	-
Loan from the Bank	(1,800,000)	700,000	(2,200,000)	700,000
Loan return from supplier	-	101,185	-	101,185
Net cash provided by financing activities	$(1,800,000)	$801,185	$(2,200,000)	$801,185

Effect of Exchange Rate on Cash	$(801)	$(5,963)	$(6,256)	$8,817
Net increase (decrease) in cash and cash equivalents	$(491,299)	$1,067,343	$(310,618)	$217,726
Cash and cash equivalents at beginning of the period	$1,116,298	$194,265	$935,617	$1,043,882
Cash and cash equivalents at end of the period	$624,999	$1,261,608	$624,999	$1,261,608

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BUSINESS DESCRIPTION

Flurida Group, Inc. (the “Company”), incorporated under the laws of Nevada on December 19, 2006, with registered address at 502 East John Street, Carson City, NV 89706. Flurida Group, Inc. operates its business in USA as Flurida Group USA, Inc., the Company’s wholly owned branch located in the State of Illinois and has principle office at 22 West Washington ST, Suite 1500, Chicago, IL 60602. Flurida Group leased a center at 24412 S Main Street, Carson, CA 90745.

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

These parts are manufactured in China most by Chuzhou Fuda Mechanical & Electronics Co., Ltd (“ChuZhou Fuda”). ChuZhou Fuda was an appliance components and sub-assemblies manufacturer established on March 18, 2008 and located in Chuzhou City, Anhui Province, China.

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

For the period of January to June 30, 2014, the Company purchased $ 17,616 Furniture and equipment, and $ 1,270 Computer and data process equipment.

As of June 30, 2014, the company has furniture, Computer and data processing equipment, and equipment at a purchase cost of $ 173,173, and $ 79,078 of accumulated depreciation expense was recorded.

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

Account Receivable

As of June 30, 2014, the company had a total of $ 2,678,475 account receivable from it major customers. Detail showed as below.

6/30/2014
Chuzhou FuDa	$733,646
Domestic LLC	$22,637
Bio Watch (Thailand) CO., Ltd	$320
Gotene Plast AB	$3,897
Haier America Research & Development Co.,	$78,912
Electrolux Professional Inc.	$2,535
Phillips Diversified Manufacturing, Inc.	$5,200
Electrolux- Australia	$94,893
Electrolux-Anderson-US	$504,541
Electrolux-Mexico	$110,183
Electrolux-Major Appliance	$504,939
Electrolux Do Brazil	$294,899
Electrolux - Sweden	$2,880
Electrolux Italy	$46,965
Electrolux Italy-Professional	$3,860
Electrolux Hungary	$152,562
General Electric Company	$5,316
Electrolux ST. Cloud	$7,638
Exact Replacement Parts	$11,760
Stanco Metal Products Inc.	$90,893
TOTAL AR	$2,678,475

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Account Payable

The Company incurred accounts payable including professional fees, purchases, payroll and payroll tax liability, and other service fee payables.

As of June 30, 2014, the company had a total of $ 6,086,376 account payable, which was included $ 4,219,166 for Chu Zhou Fu Da, $ 55,691 for Qingdao FuDa, $ 1,380,002 for Fulu Finance Management Limited, $ 346,677 for US suppliers, $ 50,283 for salary and payroll tax payable, and $ 34,557 for all other account payable.

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

As of June 01, 2014, the Company has outstanding loan balance of $ 100,000 from East West Bank.

Income Tax Payable

For the period of April 1 to June 30, 2014 and 2013, the Company incurred income tax expense of $ 100,937 and $ 69,492 respectively. As of June 30, 2014, the income taxes payable of the Company was $ 98,403.

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

As of June 30, 2014, there were 51,406 icemakers, 46,752 pieces Module Assembly, and 124,644 pieces motor in Electrolux Juarez warehouse as of consignment inventory. Also, there were 142,224 pieces motors, and 25,872 icemakers in Electrolux Anderson warehouse as of consignment inventory. There were 19,344 pieces Dac Boxes and 28,288 pieces Deflector in Electrolux Italy warehouse as of consignment inventory. There were 8,640 pieces Dac Boxes, 2,240 pieces motors, and 8,832 Deflector in Electrolux Hungary warehouse as of consignment inventory. And, there were 2,744 frames Assembly, 2,115 pieces Ice Bin Assembly, and 1,008 pieces Dispenser Assembly in Electrolux Austria warehouse as of consignment inventory.

The company have 69,672 Icemakers, 66,752 piece Module Assembly, and 162,432 motors been shipped out at FOB shipping point Nanjing, China to Electrolux Juarez warehouse. The company also had 275,802 pieces Motor and 16,800 pieces icemakers been shipped out at FOB shipping point Nanjing, China to Electrolux Anderson warehouse. The company also had 4,480 pieces Motor, 23,040 pieces Dac boxes, and 36,484 pieces deflectors been shipped out at FOB shipping point Nanjing, China to Electrolux Hungary warehouse. The company also had 31,200 pieces Dac boxes, and 46,153 pieces deflectors been shipped out at FOB shipping point Nanjing, China to Electrolux Italy warehouse. The company also had 2,320 pieces frame assembly been shipped out at FOB shipping point Nanjing, China to Electrolux Austria warehouse. Those purchases haven’t considered as a sale or a consignment inventory at the period ended June 30, 2014. However, it’s the in transit inventories of Flurida Group, Inc.

As a result, as of June 30, 2014, the company had total inventory at a value $ 5,725,465.

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

For the fiscal quarter ended June 30, 2014, the Company had total net revenue of $ 8,105,392.

For the period April 1 to June 30, 2014, the Company sold icemakers, high efficiency motor, module assembly, and motors to, Electrolux USA, located at Charlotte NC for sales of $ 5,397,430. The icemakers and motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd; all the icemakers, motors, and assembly were shipped out at FOB shipping point Nanjing, China.

The company also sold motors, to Stanco Metal Products for $ 18,533; the motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd; all the motors were shipped out at FOB shipping point Nanjing, China.

For the fiscal quarter ended June 30, 2014, the Company sold components and appliance parts to Electrolux –Australia for $ 178,097. The components were manufactured and supplied by Chu Zhou Fu Da Mechanical and Electronics; all the icemakers and components were shipped out at FOB shipping point Nanjing, China.

The Company sold DAC Boxes, Deflector, and other related parts to Electrolux –Italy for total $ 184,471. The DAC Boxes, Deflector, and other related parts were manufactured and supplied by Chu Zhou Fuda; all the DAC Boxes magnets, and motors were shipped out at FOB shipping point Nanjing, China.

The Company also sold DAC Boxes, Deflector, Motors, and other related parts to Electrolux – Hungry for total $ 343,895. The DAC Boxes, Deflectors and Motors were manufactured and supplied by ChuZhou Fuda; all the DAC Boxes magnet, and motors were shipped out at FOB shipping point Nanjing, China.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenues Recognition (Continued)

The company sold Motors, icemakers, and some related refrigerator appliance parts to North Carolina Electrolux Major Appliances, Inc for $ 831,259. The parts, icemakers, and motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

The Company also sold Motors to Electrolux –ST. Cloud for $ 7,638. The motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

The Company sold Motors and other parts to Electrolux – Do Brasil for $199,080. The motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

The Company also sold DAC Boxes and related parts to Gotene Plast AB for $ 11,507. The DAC Box and parts were manufactured and supplied by Chu Zhou Fuda; all the DAC Boxes were shipped out at FOB shipping point Nanjing, China.

The company sold icemakers to an US company, Domestic LLC for $ 22,637. And the icemakers were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd; all the icemakers were shipped out at FOB shipping point Nanjing, China.

The company also sold automatic icemaker, to Haier America Research & Development Co., for $ 105,212; the icemaker were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd; all the motors were shipped out at FOB shipping point Nanjing, China.

The company sold stoves to The Paradigm Project for $ 55,205. The stoves were manufactured and supplied by Qing Dao Fu Da, and were shipped out at FOB shipping point at Qingdao, China.

The company sold thermostats and icemakers to an US company, Exact Replacement Parts for $ 46,160. The parts were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenues Recognition (Continued)

The Company also sold DAC Boxes and related parts to Electrolux –Sweden for $ 2,880. The DAC Box and parts were manufactured and supplied by Chu Zhou Fuda; all the DAC Boxes were shipped out at FOB shipping point Nanjing, China.

The company provided services to Electrolux Professional Inc for $ 2,535 in the period of April 1 to June 30, 2014.

In the period of April 1, 2014 to June 30, 2014, the Company sold parts or provided services to America Corporation for a total of $ 15,122.

For the period of April 1 to June 30, 2014, the Company sold thermostats and other related key parts for icemakers and motors, and sold dampers to ChuZhouFuDa. Flurida Group purchased some of the parts from Wako Electronics, Inc., an US Company located at Louisville, KY 40299. Flurida Group also sold Rocker Switch, the key parts for icemakers, to ChuZhouFuDa. The parts, Rocker Switch, were used for the icemakers .The Company purchased the parts, Rocker Switch, from CW Industries, an US Company located at Southampton, PA; and also Flurida Group purchased dampers from Nidec Sankyo Corporation, and then sold to ChuZhouFuDa. Flurida Group, Inc. adds averaged 5% - 10% margin based on the cost of purchase, then sold to them, so, $ 684,065 were sold and invoiced to ChuZhouFuDa for the fiscal quarter ended June 30, 2014.

In summary, for the period of April 1 to June 30, 2014, the Company incurred the total gross sales of $ 8,105,726. And the Company had sales discount and return of $ 334, so, a total of $ 8,105,392 net sales were recorded. The cost of goods sold is discussed in details in Note C, Related Party Transactions.

Operating Expense

Operating Expenses includes research and development expense, all selling, general and administrative expenses, and depreciation expenses for Flurida Group Inc. For the fiscal quarter ended June 30, 2014 and 2013, the Company had total operating expenses of $ 389,988 and $ 356,309 respectively, which include the research and development expense of $ 8,061 and $ 6,847, and depreciation expenses of $ 8,137 and $ 6,421, and selling, general and administrative expense of $ 373,790 and $ 343,041. Detail was showed on Exhibit A.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Payroll Expense

Started from June 2014, Flurida Group stayed the salaries amount of officers Jianfeng Ding, Yaru Huang, and Ying Zhong for $350,000, $86,520, $ 86,520. The Social Security tax and Medicare tax were paid by both employer and employees in USA; employees also withheld portion of Federal and State tax calculate by each individual’s status. All of the tax was submitted to Internal Revenue Service and local government at a semiweekly basis.

The total payroll expenses for the fiscal quarter ended June 30, 2014 and 2013 were listed as follows:

	Six Months Ended		Three Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Payroll Expense - ER
Federal Unemployment Tax	252	294		-
State Unemployment Tax	1,744	1,367	134	71
US Medicare Tax - ER	4,724	4,728	2,351	2,373
US Social Security Tax -ER	16,601	18,038	6,456	7,969
Payroll Expense - ER - Other		377	-	-
Total Payroll Expense - ER	23,320	24,804	8,941	10,412
Payroll Expenses - EE
Federal Tax Withholding	67,625	65,916	34,611	33,480
State Tax Withholding	23,057	23,226	11,155	11,356
US Medicare Tax -EE	4,724	4,728	2,351	2,373
US Net Salaries payment - EE	214,052	242,665	107,711	136,830
US Social Security Tax - EE	16,601	18,038	6,456	7,969
Total Payroll Expenses - EE	326,058	354,574	162,284	192,007

Total Payroll Expenses	$349,378	$379,378	$171,225	$202,419

Professional Fee

Professional fees are consist of accounting and auditing fee, legal fee, commission and consulting expenses, SEC filing fee, and other professional expenses. The total professional fees were $ 77,606 and $ 65,190 for the fiscal quarter ended June 30, 2014 and 2013 respectively.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and Development Expense

The primary function of a research and development center of Flurida Group Inc is to discovering and creating new knowledge about scientific and technological topics in order to developing valuable products, processes, and services. The Company has developed new products such as icemaker and high efficiency motor for new and ongoing projects. Research and development center also are developing vegetable dryer system and chargeable stove and continually developing LED solar house number.

The Company had total research and development expense of $ 8,601 and $ 6,847 for fiscal quarter ended June 30, 2014 and 2013 respectively.

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

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – RELATED PARTY TRANSACTIONS

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of June 30, 2014, total 29,162,760 shares were issued to officers and directors. Please see the table below for details:

Name	Total Shares	Total Amount	Percentage
Fenglan Li	165,000	15,750	0.42%
Ying Zhong	2,000,000	200,000	5.09%
Jianfeng Ding & Yaru Huang	26,997,760	325,998	68.72%
Total	29,162,760	$541,748	74.23%

•	Based on total outstanding issued shares as of June 30, 2014: 39,290,827.

Cost of Goods Sold

The Company’s purchase is primarily from supplier, Chuzhou Fuda Mechanical & Electronics Co., Ltd (“ChuZhouFuDa”), which is related and managed by shareholder and director Jianfeng Ding.

ChuZhouFuda is an appliance components and sub-assemblies manufacturer established on March 18, 2008. Chuzhou Fuda is located in Chuzhou City, Anhui Province, China. The plant space is around 100,000sq. ft. with 62 molding machine up to 800 metric ton and 20 assemblies lines for appliance components and assemblies.

Chuzhou Fuda, as a Chinese local manufacturer, will record their manufacturing costs and inventories based on the Chinese accounting regulations rulings. But, when Flurida Group, Inc. purchases the parts from Chuzhou Fuda, Flurida Group will record the actual costs paid to Chuzhou Fuda as the costs for inventory of Flurida Group, Inc. There is no any relationship for Chuzhou Fuda’s manufacturing historic costs with Flurida Group’s inventory value. Specifically, Flurida’s inventory value is equal to the purchase price or actual cost of the parts purchased from Chuzhou Fuda, and the purchase price of the parts will be fair

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cost of Goods Sold (Continued)

market price. Flurida Group, Inc. will adopt the first-in and first-out inventory system according to generally accepted accounting principles in USA.

Flurida Group also purchased the products from suppliers, Qingdao Fubida Electronics Co., Ltd. (“Qingdao FuDa”). It is also related and managed by shareholder and director Jianfeng Ding, and established in 2003 specializing in home appliance control components and subassemblies manufacturing, and located in Qingdao City, Shandong Province, China.

At the period ended March 31, 2014, the Company had ending inventory $3,699,488 that was majority purchased from ChuZhou FuDa.

From the period April 1 to June 30, 2014, Flurida Group, Inc. purchased Stoves and parts from Qingdao FuDa Electronic at total cost of $ 55,691 for FOB shipping point at Qingdao, China.

The Company purchased Icemakers, motors, high efficiency motor, and parts from ChuZhou FuDa at total cost of $ 8,034,870 for FOB shipping point at Nanjing, China.

To manufacture the related refrigerator appliance parts, Chu Zhou Fu Da needs key parts made in USA, which were purchased through Flurida Group, Inc. in USA. The costs of purchasing the parts were $668,041 in the period of April to June 30, 2014.

Fulu Finance Management Limited provided tooling services and sold icemaker to the Company at a cost of $ 699,475 for the fiscal quarter ended June 30, 2014.

For the fiscal quarter ended June 30, 2014, the Company had total purchase of $ 9,458,077.

At the periods ended June 30, 2014, the company had total ending inventory at a value $ 5,725,465.

For the period of April 1 to June 30, 2014, the company had freight cost and other related cost of $ 9,880.

Therefore, in the fiscal quarter ended June 30, 2014, the Company incurred a total cost of goods sold of $ 7,441,980.

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

There were no new shares issued during the period of January to June 2014

Therefore, as of June 30, 2014 total shares issued and outstanding are 39,290,827.

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

However, in the quarter ended June 30, 2014, the Company generated significant sales revenue of $ 8,015,392. Electrolux and its subsidiaries are operated independently in various countries, the management assess that it is unlikely if Electrolux and its subsidiary discontinue the purchase in near future due to the Company secured a purchase order in next three years with Electrolux and its subsidiaries. In addition, the going concern may be mitigated due to the close relationship between the Company and it’s suppliers. The Company’s purchase is primarily from supplier, Chuzhou Fuda Mechanical & Electronics Co., Ltd (“ChuZhouFuDa”), which is closely related and directly managed by shareholder and director Jianfeng Ding. Besides, as of June 30, 2014, the cash and cash equivalent balance was $ 624,999 , the management believes that the revenues will be generated and its cash flows will be maintained to cover its operational costs and the risk of going concern is significantly low or none.

EXHIBIT A

	Six Months Ended		Three Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Operating expenses
Administration Expense	727	694	547	565
Automobile Expense	1,320	-	1,320	-
Bank Service Charges	48,688	24,955	28,929	13,398
Business Registration	1,236	343	1,160	-
Certification	27,422	11,050	13,488	6,779
Computer and Internet Expenses	283	329		146
Depreciation Expenses	15,842	12,603	8,137	6,421
Fuel charge	4,595	315	3,098	70
Gift and Promotion	2,973	-	2,314	-
Insurance Expense	305	-	196	-
Meals and Entertainment	22,685	17,127	10,374	6,859
Office Supplies	5,180	4,525	4,223	3,422
Parking Fee	494	102	233	48
Payroll Expense - ER	23,320	24,804	8,941	10,412
Payroll Expenses - EE	326,058	354,574	162,284	192,007
Penalty & Fine Expenses	-	826	-	527
Postage and Shipping	2,387	1,950	878	1,172
Professional Fees
Accounting & Auditing service	39,625	35,500	39,625	35,500
Auditing Factory	4,765	4,535	4,765	4,535
Commission and Consulting Fee	38,384	42,000	22,610	21,000
Legal Fee	7,500	3,750	7,500	3,750
Edgar SEC Filing fee	3,243	-	2,906	-
Transfer Agent Service	600	405	200	405
Total Professional Fees	94,117	86,190	77,606	65,190
Rent Expense	22,467	31,012	13,268	13,648
Repair and Maintenance	13,693	21	7,012	-
Research and Development Expense	19,658	11,777	8,061	6,847
Service Cost	929	-	-	-
Telephone Expense	5,631	6,461	2,771	3,198
Travel Expense
Airfare	35,746	33,167	18,139	16,494
Car Rental	6,322	3,753	2,833	1,965
Hotel Expense	27,833	19,949	10,464	6,113
Local Transportation	2,969	2,230	1,928	129
Travel Expense-Other	1,151	-	1,151	-
Total Travel Expense	74,021	59,099	34,516	24,701
Utilities	1,256	1,351	634	896
Total Operating Expenses	715,288	650,109	389,988	356,309

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

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

Overview

Our business is the sale of appliance parts in Asia, Europe, Australia, North and South America. The main products that we sell to these markets are icemakers, motors, ice water dispensing system, and appliance assemblies and stoves and damper. Beside of those products, every year we consistently develop and research the new products, for example high efficiency-motor, crush motor and module. Now we are in mass production.

These parts are manufactured in China by Chuzhou Fuda Mechanical & Electronics Co., Ltd (“ChuZhou Fuda”). Chuzhou Fuda Mechanical & Electronics Co., Ltd., which is related and managed by shareholder and director Jianfeng Ding, is an appliance components and sub-assemblies manufacturer established on March 18, 2008. Chuzhou Fuda is located in Chuzhou City, Anhui Province, China. The plant space is around 530,000 sq. ft. with 62 molding machine up to 800 metric ton and 20 assembly lines for appliance components and assemblies.

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

•
High-efficiency motor: Flurida started developing high-efficiency motor since 2010. Through numerous tests and improvements, our customers have verified that our new model performs as we stated it would. We have finished trial production in the 1st quarter of 2014, and already started mass production in 2nd quarter; the efficiency of a high-efficiency motor triples the motor’s efficiency compared with regular motors. It can be used, for example, for defrosting in refrigerators.

•	Automatic icemaker for Haier: We have started mass production of the automatic icemaker for Haier USA.

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

Results of Operations

For the three month period ended June 30, 2014 vs. June 30, 2013.

Revenue

For the three month period ended June 30, 2014, the Company had net total revenue of $ 8,105,392 to the Company’s Europe, North and South America customers.

For the three month period ended June 30, 2014, the Company had net total revenue of $ 8,105,392, which was increased 36% than the three month period ended June 30, 2013 total net revenue of $5,942,809. This increase was because most of main customer sales went up due to improved economic situation worldwide, plus new product sales continued through the quarter ended June 30, 2014 and are still continuing. $ 493,834 out of $ 8,105,392 was new product sales, which is 6% of total sales in the fiscal quarter ended June 30, 2014.

For the period April 1 to June 30, 2014, the Company sold icemakers, module assembly, hi efficiency motor, and motors to, Electrolux USA, located at Charlotte NC for sales of $ 5,397,430. The icemakers and motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd; all the icemakers, motors, and assembly were shipped out at FOB shipping point Nanjing, China.

The company also sold motors, to Stanco Metal Products for $ 18,533; the motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd; all the motors were shipped out at FOB shipping point Nanjing, China.

For the fiscal quarter ended June 30, 2014, the Company sold components and appliance parts to Electrolux –Australia for $ 178,097. The components were manufactured and supplied by Chu Zhou Fu Da Mechanical and Electronics; all the icemakers and components were shipped out at FOB shipping point Nanjing, China.

The Company sold DAC Boxes, Deflector, and other related parts to Electrolux –Italy for total $ 184,471. The DAC Boxes, Deflector, and other related parts were manufactured and supplied by Chu Zhou Fuda; all the DAC Boxes magnets, and motors were shipped out at FOB shipping point Nanjing, China.

The Company also sold DAC Boxes, Deflector, Motors, and other related parts to Electrolux – Hungry for total $ 343,895. The DAC Boxes, Deflectors and Motors were manufactured and supplied by ChuZhou Fuda; all the DAC Boxes magnet, and motors were shipped out at FOB shipping point Nanjing, China.

The company sold Motors, icemakers, and some related refrigerator appliance parts to North Carolina Electrolux Major Appliances, Inc for $ 831,259. The parts, icemakers, and motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

The Company also sold Motors to Electrolux –ST. Cloud for $ 7,638. The motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

The Company sold Motors and other parts to Electrolux – Do Brasil for $199,080. The motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

The Company also sold DAC Boxes and related parts to Gotene Plast AB for $ 11,507. The DAC Box and parts were manufactured and supplied by Chu Zhou Fuda; all the DAC Boxes were shipped out at FOB shipping point Nanjing, China.

The company sold icemakers to an US company, Domestic LLC for $ 22,637. And the icemakers were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd; all the icemakers were shipped out at FOB shipping point Nanjing, China.

The company also sold Automatic Icemaker, to Haier America Research & Development Co., for $ 105,212; the icemaker were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd; all the motors were shipped out at FOB shipping point Nanjing, China.

The company sold stoves to The Paradigm Project for $ 55,205. The stoves were manufactured and supplied by Qing Dao Fu Da, and were shipped out at FOB shipping point at Qingdao, China.

The company sold thermostats and icemakers to an US company, Exact Replacement Parts for $ 46,160. The parts were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

The Company also sold DAC Boxes and related parts to Electrolux –Sweden for $ 2,880. The DAC Box and parts were manufactured and supplied by Chu Zhou Fuda; all the DAC Boxes were shipped out at FOB shipping point Nanjing, China.

The company provided services to Electrolux Professional Inc for $ 2,535 in the period of April 1 to June 30, 2014.

In the period of April 1, 2014 to June 30, 2014, the Company sold parts or provided services to America Corporation for a total of $ 15,122.

For the period of April 1 to June 30, 2014, the Company sold thermostats and other related key parts for icemakers and motors, and sold dampers to ChuZhouFuDa. Flurida Group purchased some of the parts from Wako Electronics, Inc., an US Company located at Louisville, KY 40299. Flurida Group also sold Rocker Switch, the key parts for icemakers, to ChuZhouFuDa. The parts, Rocker Switch, were used for the icemakers .The Company purchased the parts, Rocker Switch, from CW Industries, an US Company located at Southampton, PA; and also Flurida Group purchased dampers from Nidec Sankyo Corporation, and then sold to ChuZhouFuDa. Flurida Group, Inc. adds averaged 5% - 10% margin based on the cost of purchase, then sold to them, so, $ 684,065 were sold and invoiced to ChuZhouFuDa for the fiscal quarter ended June 30, 2014.

In summary, for the period of April 1 to June 30, 2014, the Company incurred the total gross sales of $ 8,105,726. And the Company had sales discount and return of $ 334, so, a total of $ 8,105,392 net sales were recorded.

In both three month period ended June 30, 2014 and 2013 sales, more than 88% of total revenues were generated through Electrolux controlled subsidiaries in various countries. Electrolux Group operated its each subsidiary independently in each country, and all the sales orders and sales contracts were negotiated and signed independently. Accordingly, we believe that lack of one or a few subsidiaries of Electrolux sales order may have effect on our overall sales revenue, but the effects were slightly reduced in 2014 vs 2013. Because we signed separate long-term distribution agreements with various Electrolux subsidiaries, the risk of loss the contracts with Electrolux is significantly reduced.

Cost of Revenue

Our Costs of Goods Sold, as we expected will increased slightly due to increasing Chinese Yuan’s currency exchange rate, labor costs, and raw materials. We anticipate this trend to continue and may adjust our unit price upward to reduce the impact of rising costs.

At the period ended March 31, 2014, the Company had ending inventory $3,699,488 that was majority purchased from ChuZhou FuDa.

From the period April 1 to June 30, 2014, Flurida Group, Inc. purchased Stoves and parts from Qingdao FuDa Electronic at total cost of $ 55,691 for FOB shipping point at Qingdao, China.

The Company purchased Icemakers, high efficiency motor, motors, and parts from ChuZhou FuDa at total cost of $ 8,034,870 for FOB shipping point at Nanjing, China.

To manufacture the related refrigerator appliance parts, Chu Zhou Fu Da needs key parts made in USA, which were purchased through Flurida Group, Inc. in USA. The costs of purchasing the parts were $668,041 in the period of April to June 30, 2014.

Fulu Finance Management Limited provided tooling services and sold icemaker to the Company at a cost of $ 699,475 for the fiscal quarter ended June 30, 2014.

For the fiscal quarter ended June 30, 2014, the Company had total purchase of $ 9,458,077.

At the periods ended June 30, 2014, the company had total ending inventory at a value $ 5,725,465.

For the period of April 1 to June 30, 2014, the company had freight cost and other related cost of $ 9,880.

Therefore, in the fiscal quarter ended June 30, 2014, the Company incurred a total cost of goods sold of $ 7,441,980 which was increased 37 % comparing to the three month period ended June 30, 2013 cost of goods sold of $ 5,412,886. The increase of cost of goods sold was due to the sales increase, increasing Chinese Yuan’s currency exchange rate, labor costs, and raw materials.

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

Expense

Our operation expenses consist of selling, general and administrative expenses, and research & development expenses, and depreciation expenses:

	June 30, 2014	June 30, 2013
Operating expenses
Administration Expense	547	565
Automobile Expense	1,320	-
Bank Service Charges	28,929	13,398
Business Registration	1,160	-
Certification	13,488	6,779
Computer and Internet Expenses		146
Depreciation Expenses	8,137	6,421
Fuel charge	3,098	70
Gift and Promotion	2,314	-
Insurance Expense	196	-
Meals and Entertainment	10,374	6,859
Office Supplies	4,223	3,422
Parking Fee	233	48
Payroll Expense - ER	8,941	10,412
Payroll Expenses - EE	162,284	192,007
Penalty & Fine Expenses	-	527
Postage and Shipping	878	1,172
Professional Fees
Accounting & Auditing service	39,625	35,500
Auditing Factory	4,765	4,535
Commission and Consulting Fee	22,610	21,000
Legal Fee	7,500	3,750
Edgar SEC Filing fee	2,906	-
Transfer Agent Service	200	405
Total Professional Fees	77,606	65,190
Rent Expense	13,268	13,648
Repair and Maintenance	7,012	-
Research and Development Expense	8,061	6,847
Service Cost	-	-
Telephone Expense	2,771	3,198
Travel Expense
Airfare	18,139	16,494
Car Rental	2,833	1,965
Hotel Expense	10,464	6,113
Local Transportation	1,928	129
Travel Expense-Other	1,151	-
Total Travel Expense	34,516	24,701
Utilities	634	896
Total Operating Expenses	389,988	356,309

Started from June2014, Flurida Group had salaries for officers Jianfeng Ding, Yaru Huang, and Ying Zhong for $350,000, $86,520, $86,520. And Flurida Group USA hired employees to taking care of the office, research and development, and marketing activities, therefore, the Company incurred a total payroll expense of $ 171,225 for the three month period ended June 30, 2014. For maintaining and operating the business, the Company expensed a total of $ 22,610 commission and consulting fee. In order to increasing the sales in Europe and North America, the Company expensed $ 13,488 certification fees on the products we sold or exported in the period of April 1 to June 30, 2014. Due to the raise of sale volume and customers, the Company had travel expenses of $ 34,516, and had equipment and research development expenses of $ 8,061. The reason for the decrease in payroll expense from $192,007 in the three month period ended June 30, 2013 to $162,284 for the three month period ended June 30, 2014 is that we paid compensation to our two officers and our senior office person early in June 2013 rather than when due in July due to the fact that they were taking a long business trip to China during and continuing after this period in 2013.

We expect selling, general, and administrative expenses to increase in future periods assuming the trend of increased sales continues.

Income Taxes

We are subject to income taxes in the U.S. and we incurred income tax expense of $100,937 and $ 69,492 for the three month period ended June 30, 2014 and 2013 respectively. As of June 30, 2014, the company had income taxes payable of $ 98,403.

Net Income (Loss)

For the reasons set forth above, we had a net income of $164,949 and $ 98,599 for three month period ended June 30, 2014 and 2013 respectively.

For the six month period ended June 30, 2014 vs. June 30, 2013.

Revenue

For the six month period ended June 30, 2014, the Company had net total revenue of $ 15,860,844 to the Company’s Europe, North and South America customers.

For the six month period ended June 30, 2014, the Company had net total revenue of $ 15,860,844, which was increased nearly 48% than the six month period ended June 30, 2013 total net revenue of $10,706,316.This increase was because all main customer sales went up due to improved economic situation worldwide, plus new product sales continued through the quarter ended June 30, 2014 and are still continuing.

For the period January 1 to June 30, 2014, the Company sold icemakers, module assembly, high efficiency motors, and motors to, Electrolux USA, located at Charlotte NC for sales of $ 9,830,307. The icemakers, motors, and assemblies were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd; all the icemakers and motors were shipped out at FOB shipping point Nanjing, China.

The company also sold motors, to Stanco Metal Products for $ 136,694; the motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd; all the motors were shipped out at FOB shipping point Nanjing, China.

For the six month period ended June 30, 2014, the Company sold components and appliance parts to Electrolux –Australia for $ 297,341. The components were manufactured and supplied by Chu Zhou Fu Da Mechanical and Electronics; all the icemakers and components were shipped out at FOB shipping point Nanjing, China.

The Company sold DAC Boxes, Deflector, and other related parts to Electrolux –Italy for total $ 363,009. The DAC Boxes, Deflector, and other related parts were manufactured and supplied by Chu Zhou Fuda; all the DAC Boxes magnets, and motors were shipped out at FOB shipping point Nanjing, China.

The Company also sold DAC Boxes, Deflector, Motors, and other related parts to Electrolux – Hungry for total $ 651,873. The DAC Boxes, Deflectors and Motors were manufactured and supplied by ChuZhou Fuda; all the DAC Boxes magnet, and motors were shipped out at FOB shipping point Nanjing, China.

The company sold Motors, icemakers, and some related refrigerator appliance parts to North Carolina Electrolux Major Appliances, Inc for $ 1,354,148. The parts, icemakers, and motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

The Company also sold Motors to Electrolux –ST. Cloud for $ 25,465. The motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

The Company sold Motors and other parts to Electrolux – Do Brasil for $490,498. The motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

The Company also sold DAC Boxes and related parts to Electrolux –Sweden for $ 2,880. The DAC Box and parts were manufactured and supplied by Chu Zhou Fuda; all the DAC Boxes were shipped out at FOB shipping point Nanjing, China.

The Company also sold DAC Boxes and related parts to Gotene Plast AB for $ 17,291. The DAC Box and parts were manufactured and supplied by Chu Zhou Fuda; all the DAC Boxes were shipped out at FOB shipping point Nanjing, China.

The company sold icemakers to an US company, Domestic LLC for $ 44,598. And the icemakers were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd; all the icemakers were shipped out at FOB shipping point Nanjing, China.

The company sold stoves to The Paradigm Project for $ 77,776. The stoves were manufactured and supplied by Qing Dao Fu Da, and were shipped out at FOB shipping point at Qingdao, China.

The company sold thermostats and icemakers to an US company, Exact Replacement Parts for $ 65,077. The parts were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

The company provided services to Electrolux Professional Inc for $ 164,493 in the period of January 1 to June 30, 2014.

The company also sold Automatic Icemaker, to Haier America Research & Development Co., for $ 105,212; the icemaker were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd; all the motors were shipped out at FOB shipping point Nanjing, China.

In the period of January 1, 2014 to June 30, 2014, the Company sold parts or provided services to America Corporation for a total of $ 180,785.

For the period of January 1 to June 30, 2014, the Company sold thermostats and other related key parts for icemakers and motors, and sold dampers to ChuZhouFuDa. Flurida Group purchased the parts from Wako Electronics, Inc., an US Company located at Louisville, KY 40299. Flurida Group also sold Rocker Switch, the key parts for icemakers, to ChuZhouFuDa. The parts, Rocker Switch, were used for the icemakers .The Company purchased the parts, Rocker Switch, from CW Industries, an US Company located at Southampton, PA; and also Flurida Group purchased dampers from Nidec Sankyo Corporation, and then sold to ChuZhouFuDa. Flurida Group, Inc. adds averaged 5% - 10% margin based on the cost of purchase, then sold to them, so, $ 2,058,524 were sold and invoiced to ChuZhouFuDa for the six month period ended June 30, 2014.

In summary, for the period of January 1 to June 30, 2014, the Company incurred the total gross sales of $ 15,865,971. And the Company had sales discount and return of $ 5,127, so, a total of $ 15,860,844 net sales were recorded.

In both six month period period ended June 30, 2014 and 2013 sales, more than 80% of total revenues were generated through Electrolux controlled subsidiaries in various countries. Electrolux Group operated its each subsidiary independently in each country, and all the sales orders and sales contracts were negotiated and signed independently. Accordingly, we believe that lack of one or a few subsidiaries of Electrolux sales order may have effect on our overall sales revenue, but the effects were slightly reduced in 2014 vs 2013. Because we signed separate long-term distribution agreements with various Electrolux subsidiaries, the risk of loss the contracts with Electrolux is significantly reduced.

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

From the period January 1 to June 30, 2014, Flurida Group, Inc. purchased Stoves and parts from Qingdao FuDa Electronic at total cost of $ 68,651 for FOB shipping point at Qingdao, China.

The Company purchased Icemakers, high efficiency motors, motors, and parts from ChuZhou FuDa at total cost of $ 13,455,767 for FOB shipping point at Nanjing, China.

To manufacture the related refrigerator appliance parts, Chu Zhou Fu Da needs key parts made in USA, which were purchased through Flurida Group, Inc. in USA. The costs of purchasing the parts were $1,932,826 in the period of January to June 30, 2014.

Fulu Finance Management Limited provided tooling services and icemaker to the Company for a total cost of $ 965,035 in the six months period ended June 30, 2014.

For the six month period ended June 30, 2014, the Company had total purchase of $ 16,422,279.

At the six month period ended June 30, 2014, the company had total ending inventory at a value $5,725,465.

For the six month period of January 1 to June 30, 2014, the company had freight cost and other related cost of $ 14,899.

Therefore, in the six month period ended June 30, 2014, the Company incurred a total cost of goods sold of $14,530,397.

Therefore, in the six month period ended June 30, 2014, the Company incurred a total cost of goods sold of $ 14,530,397 which was increased 48 % comparing to the six month period ended June 30, 2013 cost of goods sold of $ 9,808,090. The increase of cost of goods sold was due to the sales increase, increasing Chinese Yuan’s currency exchange rate, labor costs, and raw materials.

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

Expense

Our operation expenses consist of selling, general and administrative expenses, and research & development expenses, and depreciation expenses:

	Six Months Ended
	June 30, 2014	June 30, 2013
Operating expenses
Administration Expense	727	694
Automobile Expense	1,320	-
Bank Service Charges	48,688	24,955
Business Registration	1,236	343
Certification	27,422	11,050
Computer and Internet Expenses	283	329
Depreciation Expenses	15,842	12,603
Fuel charge	4,595	315
Gift and Promotion	2,973	-
Insurance Expense	305	-
Meals and Entertainment	22,685	17,127
Office Supplies	5,180	4,525
Parking Fee	494	102
Payroll Expense - ER	23,320	24,804
Payroll Expenses - EE	326,058	354,574
Penalty & Fine Expenses	-	826
Postage and Shipping	2,387	1,950
Professional Fees
Accounting & Auditing service	39,625	35,500
Auditing Factory	4,765	4,535
Commission and Consulting Fee	38,384	42,000
Legal Fee	7,500	3,750
Edgar SEC Filing fee	3,243	-
Transfer Agent Service	600	405
Total Professional Fees	94,117	86,190
Rent Expense	22,467	31,012
Repair and Maintenance	13,693	21
Research and Development Expense	19,658	11,777
Service Cost	929	-
Telephone Expense	5,631	6,461
Travel Expense
Airfare	35,746	33,167
Car Rental	6,322	3,753
Hotel Expense	27,833	19,949
Local Transportation	2,969	2,230
Travel Expense-Other	1,151	-
Total Travel Expense	74,021	59,099
Utilities	1,256	1,351
Total Operating Expenses	715,288	650,109

Started from February 2013, Flurida Group had salaries for officers Jianfeng Ding, Yaru Huang, and Ying Zhong for $350,000, $86,520, $86,520. And Flurida Group USA hired employees to taking care of the office, research and development, and marketing activities, therefore, the Company incurred a total payroll expense of $ 349,378 for the six month period ended June 30, 2014. For maintaining and operating the business, the Company expensed a total of $ 38,384 commission and consulting fee. In order to increasing the sales in Europe and North America, the Company expensed $ 27,422 certification fees on the products we sold or exported in the period of January 1 to June 30, 2014. Due to the raise of sale volume and customers, the Company had travel expenses of $ 74,021, and had equipment and research development expenses of $ 19,658. The reason for the decrease in payroll expense from $354,574 in the six month period ended June 30, 2013 to $326,058 for the six month period ended June 30, 2014 is that we paid compensation to our two officers and our senior office person early in June 2013 rather than when due in July due to the fact that they were taking a long business trip to China during and continuing after this period in 2013.

We expect selling, general, and administrative expenses to increase in future periods assuming the trend of increased sales continues.

Income Taxes

We are subject to income taxes in the U.S. and we incurred income tax expense of $230,767 and $ 96,292 for the six month period ended June 30, 2014 and 2013 respectively. As of June 30, 2014, the company had income taxes payable of $ 98,403.

Net Income (Loss)

For the reasons set forth above, we had a net income of $355,770 and $ 144,295 for six month period ended June 30, 2014 and 2013 respectively.

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

Liquidity and Capital Resources

	At June 30,	At June 30,	At December 31,
	2014	2013	2013

Current Ratio*	1.39	1.37	1.43
Cash	$624,999	$1,261,608	$1,116,298
Working Capital**	$2,466,803	$1,876,618	$2,114,879
Total Assets	$9,129,298	$7,296,284	$7,313,737
Total Liabilities	$6,562,136	$5,324,361	$5,101,544

Total Equity	$2,567,162	$1,971,923	$2,212,193

Total Debt/Equity***	2.56	2.70	2.31

* Current Ratio = Current Assets /Current Liabilities
** Working Capital = Current Assets - Current Liabilities
*** Total Debt / Equity = Total Liabilities / Total Shareholders’ Equity.

The Company’s overall working capital was increased in the six month period ended June 30, 2014 comparing to six month period ended June 30, 2013, due to the overall increase of the accounts receivable and inventory; and, the Company’s current ratio was also increased as June 30, 2014 comparing to 2013 due to the decrease of the accounts receivable and increase of the current liabilities.

Currently the Company has a sales agreement with Electrolux, such agreement require the Company to supply the motors, ice makers, and other parts based on Electrolux’s needs. However, due to the consignment arrangement with Electrolux, the Company would keep certain level of consignment inventory to meet the Electrolux’s requirements. In addition, due to the consignment terms with Electrolux, the sales would be recognized when the Electrolux withdraw the products or the consignment inventory at Electrolux’s warehouse for 60 days. In our due course of business dealing with Electrolux’s consignment sales, all the sales incurred were for the products withdrew before the 75 days terms, i.e., the products might be considered as sales automatically based on the consignment terms. After the products withdrew by Electrolux, the Company may receive the payment in 7 days with discount through DB Supplier Finance.

The Company entered into a promissory note secured renewal loan agreement (“Loan Agreement”) in the principal amount of $ 4,000,000 with East West Bank located in El Monte, CA. The maturity date of the Note was extended to July 10, 2014. This loan was further extended on July 15, 2014. In connection with the extension, the maximum amount of the loan was increased to the lesser of $6,000,000 or 80% of eligible accounts receivable and 50% of book value inventory. The maximum aggregate amount that may be outstanding under Direct Debt Sub-limit Item (3) and (4) is the lesser of$6,000,000 or 80% of eligible accounts receivable and 50% of book value inventory. The loan is secured by all company inventories, accounts, equipment and general intangibles and certain other assets of the Company. The interest rate is Wall Street Journal Prime plus a margin of 0.75%. The maturity date is July 31, 2015.

The Company may only draw up to:

(1)	$3,000,000 on Sight Letters of Credit with maximum expiration date of 90 days from issuance,
(2)	$3,000,000 on Standby Letters of Credit with maximum expiration date of one year from issuance,
(3)	$6,000,000 on Clean Advance for up to maturity date of the line, and
(4)	$2,000,000 for FX [Foreign Exchange] pre settlement risk allowing the Company to purchase forward contracts to hedge against FX risk.

The remaining terms of the original loan are unchanged.

The outstanding loan amount on the prior Loan Agreement in effect was $ 100,000 as of June 30, 2014.

The management will continue to improve our current business on marketing, customer services and general administrative activities effectiveness; we still continually focus on developing our new products such as LED solar house numbers, a vegetable dryer system, and a chargeable stove.

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

The Company had cash and cash equivalents of $ 624,999 at June 30, 2014 and $ 2,466,803 of working capital and $ 1,116,298 at December 31, 2013 and $ 2,114,879 of working capital.

The total debt of $ 6,562,136 for June 30, 2014 included total of $ 4,219,166 for Chu Zhou Fu Da, $ 55,691 for Qingdao FuDa, $ 1,380,002 for Fulu Finance Management Limited, $ 346,677 for US suppliers, $ 50,283 for salary and payroll tax payable, and $ 34,557 for all other account payable, $ 98,403 income tax liabilities, $ 277,357 unearned revenue, and $ 100,000 loan from the Bank.

Our independent auditor has indicated that our customer concentration may raise doubt about its ability to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations. However, due to the close relationship between the Company and its supplier, Chuzhou Fu Da, which is closely related and directly managed by shareholder and director Jianfeng Ding. Besides, as of June 30, 2014, the cash and cash equivalent balance was $ 624,999 and account receivable was $ 2,678,475, the management believes that the revenues will be generated and its cash flows will be maintained to cover its operational costs and the risk of going concern in long term is significantly low.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at June 30, 2014 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at June 30, 2014, our disclosure controls and procedures are not effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the Company's last six month period that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities.

None.

(b) Use of Proceeds.

The Registrant did not sell any unregistered securities during the three months ended June 30, 2014.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

(a) Exhibits.

Exhibit No.	Document Description

10.1	Loan Documents

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

32.2 *	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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

Flurida Group, Inc., a Nevada corporation

August 13, 2014	By:	/s/ Jianfeng Ding
Jianfeng Ding
Principal Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Jianfeng Ding	Jianfeng Ding	Principal Executive Officer and Director	August 13, 2014

/s/ Yaru Hang	Yaru Hang	Principal Financial Officer and Principal	August 13, 2014
Accounting Officer

EXHIBIT INDEX

Exhibit No.	Document Description

10.1	Loan Documents

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

32.2 *	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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