Form 10-Q
period 2014-09-30
FLURIDA GROUP INC
filed 2014-11-14
CIK 1430960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 14, 2014 there were 39,290,827 shares issued and outstanding of the registrant’s common stock.

2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

FLURIDA GROUP, INC.

Financial Statements

(Unaudited)

As of September 30, 2014 and 2013

3

FLURIDA GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	September 30	December 31
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$1,182,892	$1,116,298
Accounts receivable, net	3,954,802	2,281,441
Inventory	6,975,311	3,818,684
Total Current Assets	$12,113,005	$7,216,423

Property, plant and equipment, net	$86,520	$91,050
Other assets:
Accrued interest receivable	$-	$-
Security deposit	6,264	6,264
Total Other Assets	$6,264	$6,264
TOTAL ASSETS	$12,205,789	$7,313,737

LIABILITIES & EQUITY
Current liabilities:
Account payable	$8,619,347	$2,853,312
Income taxes payable	257,998	134,710
Unearned revenue	314,788	138,522
Total current liabilities	$9,192,133	$3,126,544

Other Current Liabilities:
Loan from the Bank	$-	$1,900,000
Other payable	-	75,000
Total Other Current Liabilities	$-	$1,975,000
Total Liabilities	$9,192,133	$5,101,544
Stockholders' Equity:

Common stock, $0.001 par value; 200,000,000 shares authorized; 39,290,827 shares issued and outstanding.	$39,291	$39,291
Paid-in capital	1,251,313	1,251,313
Retained earnings	1,686,577	871,341
Accumulated other comprehensive Income (loss)	36,475	50,248
Total stockholders' equity	$3,013,656	$2,212,193
TOTAL LIABILITIES & EQUITY	$12,205,789	$7,313,737

FLURIDA GROUP, INC.
CONSOLIDATED STATEMENT OF OPERATION

	Nine Months Ended		Three Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	Unaudited	Unaudited	Unaudited	Unaudited
Revenues:	$29,577,415	$18,344,455	$13,716,571	$7,638,139
Cost of Goods Sold	$27,165,077	$16,793,376	$12,634,680	$6,985,287
Gross Profit	$2,412,338	$1,551,079	$1,081,891	$652,852
Operating expenses:
Research and development	27,039	16,494	7,381	4,717

Selling, general and administrative expenses	1,054,078	922,255	374,290	296,526

Depreciation and amortization expenses	24,017	19,085	8,175	6,482
Total Operating Expenses	$1,105,134	$957,834	$389,846	$307,725

Operating Income	$1,307,204	$593,245	$692,045	$345,127

Investment income, net	$72	$1,513	$28	$43
Interest expense, net	38,456	19,011	9,789	10,011
Income before taxes	$1,268,820	$575,747	$682,284	$335,159
Income tax expense	453,584	245,014	222,817	148,722
Net income	$815,236	$330,733	$459,467	$186,437

Net Income per common share-Basics	$0.02	$0.01	$0.01	$0.00
Net Income per common share-Diluted	$0.02	$0.01	$0.01	$0.00

Other comprehensive Income(Loss), net of tax:
Foreign currency translation adjustments	(13,773)	5,623	(12,972)	11,586
Total other comprehensive Income(Loss)	$(13,773)	$5,623	$(12,972)	$11,586
Comprehensive Income (Loss)	$801,463	$336,356	$446,495	$198,023

FLURIDA GROUP, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
FOR THE PERIOD ENDED September 30, 2014

			Additional		Accumulated Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, December 31, 2006				$(1,500)		$(1,500)

Balance, December 31, 2007	27,291,760	$27,292	$63,406	$(20,619)	$(126)	$69,953

Balance, December 31, 2008	38,990,827	$38,991	$1,221,613	$(214,698)	$29,471	$1,075,377

Balance, December 31, 2009	38,990,827	$38,991	$1,221,613	$(23,633)	$48,979	$1,285,950

Balance, December 31, 2010	38,990,827	$38,991	$1,221,613	$187,572	$5,523	$1,453,699

Balance, December 31, 2011	38,990,827	$38,991	$1,221,613	$388,073	$11,065	$1,659,742

Issuance of common stocks to Williams @ 0.10 per share on November 1, 2012	300,000	$300	$29,700			$30,000

Adjustment for Exchange rate changes					$(11,242)	$(11,242)

Net Income for the year ended December 31, 2012				$155,091		$155,091
Balance, December 31, 2012	39,290,827	$39,291	$1,251,313	$543,164	$(177)	$1,833,591

Adjustment for Exchange rate changes					$50,425	$50,425

Net Income for the year ended December 31, 2013				$328,177		$328,177
Balance, December 31, 2013	39,290,827	$39,291	$1,251,313	$871,341	$50,248	$2,212,193

Adjustment for Exchange rate changes					$(13,773)	$(13,773)

Net Income for the period ended September 30, 2014				$815,236		$815,236
Balance, September 30, 2014	39,290,827	$39,291	$1,251,313	$1,686,577	$36,475	$3,013,656

FLURIDA GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended		Three Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	Unaudited	Unaudited	Unaudited	Unaudited
Operating Activities:
Net Income	$815,236	$330,733	$459,467	$186,437
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	24,017	19,085	8,175	6,482
Inventory	(3,156,628)	(1,687,855)	(1,249,846)	(1,192,781)
Account receivable	(1,673,361)	(1,579,671)	(1,276,327)	27,878
Accrued interest receivable	-	(1,407)	-	-
Unearned revenue	176,266	36,051	37,431	81,509
Decrease in other Payable	(75,000)	-	-	-
Decrease in income tax payable	123,288	170,710	159,595	125,000
Increase in account payable	5,766,035	2,918,567	2,532,971	687,607
Net cash provided by operating activities	$1,999,853	$206,213	$671,466	$(77,868)
Investing Activities:
Purchase Property	(19,486)	(13,360)	(600)	(1,400)
Net cash provided by investing activities	$(19,486)	$(13,360)	$(600)	$(1,400)
Financing Activities:
Proceeds from issuance of common stock	-	-	-	-
Loan from the Bank	(1,900,000)	2,200,000	(100,000)	1,500,000
Loan return from supplier	-	101,185	-	-
Net cash provided by financing activities	$(1,900,000)	$2,301,185	$(100,000)	$1,500,000

Effect of Exchange Rate on Cash	$(13,773)	$5,623	$(12,972)	$11,586
Net increase (decrease) in cash and cash equivalents	$66,594	$2,499,661	$557,894	$1,432,318
Cash and cash equivalents at beginning of the period	$1,116,298	$194,265	$624,998	$1,261,608
Cash and cash equivalents at end of the period	$1,182,892	$2,693,926	$1,182,892	$2,693,926

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

For the period of January to September 30, 2014, the Company purchased $ 17,616 Furniture and equipment, and $ 1,870 Computer and data process equipment.

As of September 30, 2014, the company has furniture, Computer and data processing equipment, and equipment at a purchase cost of $ 173,773, and $ 87,253 of accumulated depreciation expense was recorded.

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

Account Receivable

As of September 30, 2014, the company had a total of $ 3,954,802 account receivable from it major customers. Detail showed as below.

9/30/2014
Chuzhou FuDa	1,734,440
Domestic LLC	7,861
Bio Watch (Thailand)CO.,Ltd	320
Gotene Plast AB	5,659
Arcelik A.S. Refrigerator Plant	593
Haier America Research & Develpment Co.,	571
Electrolux Professional Inc	2,535
Phillips Diversified Manufacturing, Inc.	8,602
Electrolux- Australia	43,238
Electrolux-Anderson-US	503,393
Electrolux-Mexico	138,742
Electrolux-Major Appliance	837,612
Eelectrolux Do Brasil	90,019
Electrolux - Sweden	148
Electrolux Italy	157,404
Electrolux Italy-Professional	3,860
Electrolux Hungary	298,050
General Electric Company	77,302
Electrolux ST.Cloud	7,638
Procon Inc	3,800
The Paradigm Project	23,216
Stanco Metal Products Inc	9,798
TOTAL AR	$3,954,802

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Security Deposit

The Company started having an office in California State from September 2010, which is located at 24412 S Main ST, STE 105, Carson CA 90745. Flurida Group USA Inc made $ 6,264 security deposit for leasing the property.

Loans from Bank

The Company entered into a promissory note secured renewal business loan agreement in the principal amount of $ 4,000,000 with East West Bank located in El Monte, CA. And the maturity date of the Note is from July 10, 2012 to July 10, 2014 with 4% annual interest rate. On July 16, 2014, the loan was extended from July 10, 2014 to July 31, 2015. The principal amount of the Note is increased to $ 6,000,000. The maximum aggregate amount that may be outstanding under all sub-limits (items 1 through 4) shall be the lesser of $ 6,000,000 or 80% of eligible accounts receivable and 50% of book inventory. The loan is secured by all company inventories, account receivable, and other assets of the Company.

The Company may only draw up to:

  $ 3,000,000 for issuance of Sight Letters of Credit (LC)
  $ 3,000,000 for issuance of Standby Letters of Credit (SBLC)
  $ 6,000,000 for Clean Advance of up to maturity of the line
  $ 2,000,000 for FX Pre-Settlement Risk allowing customer to purchase forward contracts to hedge against FX current risk.

The note is allowed to issue letter of credit up to 120 days past loan maturity.

Interest accrued on amounts advanced shall be due and payable on the 25th day of each month commending with the first month after the date of advance. The outstanding principal balance of this note together with all accrued and unpaid interest and all other amount due hereunder, shall be due and payable on July 10, 2015.

As of September 30, 2014, the Company has outstanding loan balance of $ 0.00 from East West Bank.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Account Payable

The Company incurred accounts payable including professional fees, purchases, payroll and payroll tax liability, and other service fee payables.

As of September 30, 2014, the company had a total of $ 8,619,347 account payable, which was included $ 5,957,525 for Chu Zhou Fu Da, $ 26,755 for Qingdao FuDa, $ 2,256,681 for Fulu Industries(HK),Ltd, $ 293,161 for US suppliers, $ 30,499 for salary and payroll tax payable, and $ 54,726 for all other account payable.

Income Tax Payable

For the period of July 1 to September 30, 2014 and 2013, the Company incurred income tax expense of $ 222,817 and $ 148,722 respectively. As of September 30, 2014, the income taxes payable of the Company was $ 257,998.

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

As of September 30, 2014, there were 37,604 icemakers, 51,552 pieces Module Assembly, 2,592 pieces Wire harness, and 42,272 pieces motor in Electrolux Juarez warehouse as of consignment inventory. Also, there were 78,062 pieces motors, and 53,928 icemakers in Electrolux Anderson warehouse as of consignment inventory. There were 30,096 pieces Dac Boxes and 32,568 pieces Deflector in Electrolux Italy warehouse as of consignment inventory. There were 19,920 pieces Dac Boxes and 13,824 pieces Deflector in Electrolux Hungary warehouse as of consignment inventory. And, there were 2,038 pieces Dispenser Assembly in Electrolux Austria warehouse as of consignment inventory.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventory (Continued)

The company have 89,544 pieces Icemakers, 63,200 pieces Module Assembly, 28,728 Wire harness, and 137,348 pieces motors been shipped out at FOB shipping point Nanjing, China to Electrolux Juarez warehouse. The company also have 221,706 pieces Motor and 42,336 pieces icemakers been shipped out at FOB shipping point Nanjing, China to Electrolux Anderson warehouse. The company also have 15,680 pieces Motor, 35,232 pieces Dac boxes, and 13,244 pieces deflectors been shipped out at FOB shipping point Nanjing, China to Electrolux Hungary warehouse. The company also have 14,640 pieces Dac boxes, and 41,000 pieces deflectors been shipped out at FOB shipping point Nanjing, China to Electrolux Italy warehouse. The company also have 2,496 pieces frame assembly, 1,485 pieces Crusher motors, 2,115 pieces Ice bin assembly, and 4,142 pieces Dispenser assembly been shipped out at FOB shipping point Nanjing, China to Electrolux Austria warehouse. Those purchases haven’t considered as a sale or a consignment inventory at the period ended September 30, 2014. However, it’s the in transit inventories of Flurida Group, Inc.

As a result, as of September 30, 2014, the company had total inventory at a value $ 6,975,311.

Revenues Recognition

Revenues include sales of appliance parts in Asia, Europe, and North America.

Revenues are recognized from product sales upon shipment, which is the point in time when risk of loss is transferred to the customer, net of estimated returns and allowances.

For the fiscal quarter ended September 30, 2014, the Company had total net revenue of $13,716,571.

For the period July 1 to September 30, 2014, the Company sold icemakers, high efficiency motor, module assembly, wire harness, motors, thermostats, related refrigerator appliance, and stoves to North America, which included Electrolux USA, Haier America Research & Development Co, Stanco Metal Products, Exact Replacement Parts, others America corporation, and The Paradigm Project , for total sales of $ 10,849,924. The icemakers, assembly, motors, and related parts were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd; all the icemakers, motors, assembly, and related parts were shipped out at FOB shipping point Nanjing, China.  The stoves were manufactured and supplied by Qing Dao Fu Da, and were shipped out at FOB shipping point at Qingdao, China.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenues Recognition (Continued)

For the fiscal quarter ended September 30, 2014, the Company sold components and appliance parts to Electrolux –Australia for $ 139,347. The components were manufactured and supplied by Chu Zhou Fu Da Mechanical and Electronics; all the icemakers and components were shipped out at FOB shipping point Nanjing, China.

The Company sold DAC Boxes, Deflector, and other related parts to Electrolux –Italy for total $ 235,390. The DAC Boxes, Deflector, and other related parts were manufactured and supplied by Chu Zhou Fuda; all the DAC Boxes magnets, and motors were shipped out at FOB shipping point Nanjing, China.

The Company also sold DAC Boxes, Deflector, Motors, and other related parts to Electrolux – Hungry for total $ 264,893. The DAC Boxes, Deflectors and Motors were manufactured and supplied by ChuZhou Fuda; all the DAC Boxes, Deflector, and motors were shipped out at FOB shipping point Nanjing, China.

The Company sold Motors and other parts to Electrolux – Do Brasil for $84,530. The motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenues Recognition (Continued)

The Company sold motors and Dac Boxes to Sweden for $ 5,807. The motors and parts were manufactured and supplied by Chu Zhou Fuda; all the motors and dac boxes were shipped out at FOB shipping point Nanjing, China.

The Company also sold icemakers and related parts to Asia for $ 979. The icemakers and parts were manufactured and supplied by Chu Zhou Fuda; all the icemakers were shipped out at FOB shipping point Nanjing, China.

For the period of July 1 to September 30, 2014, the Company sold thermostats and other related key parts for icemakers and motors, and sold dampers to ChuZhouFuDa. Flurida Group purchased some of the parts from Wako Electronics, Inc., an US Company located at Louisville, KY 40299.  Flurida Group also sold Rocker Switch, the key parts for icemakers, to ChuZhouFuDa.  The parts, Rocker Switch, were used for the icemakers .The Company purchased the parts, Rocker Switch, from CW Industries, an US Company located at Southampton, PA; and also Flurida Group purchased dampers from Nidec Sankyo Corporation, and then sold to ChuZhouFuDa. Flurida Group, Inc. adds averaged 5% - 10% margin based on the cost of purchase, then sold to them, so, $ 2,273,701 were sold and invoiced to ChuZhouFuDa for the fiscal quarter ended September 30, 2014.

In summary, for the period of July 1 to September 30, 2014, the Company incurred the total gross sales of $ 13,854,571. And the Company had sales return and allowance of $ 138,000, so, a total of $ 13,716,571 net sales were recorded. The cost of goods sold is discussed in details in Note C, Related Party Transactions.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Operating Expense

Operating Expenses includes research and development expense, all selling, general and administrative expenses, and depreciation expenses for Flurida Group Inc. For the fiscal quarter ended September 30, 2014 and 2013, the Company had total operating expenses of $ 389,846 and $ 307,725 respectively, which include the research and development expense of $ 7,381 and $ 4,717, and depreciation expenses of $ 8,175 and $ 6,482, and selling, general and administrative expense of $ 374,290 and $ 296,526. Detail was showed on Exhibit A.

Professional Fee

Professional fees are consist of accounting and auditing fee, legal fee, commission and consulting expenses, SEC filing fee, and other professional expenses. The total professional fees were $ 38,761 and $ 33,437 for the fiscal quarter ended September 30, 2014 and 2013 respectively.

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

The total payroll expenses for the fiscal quarter ended September 30, 2014 and 2013 were listed as follows:

	Three Months Ended
	September 30, 2014	September 30, 2013
Payroll Expense - ER
Federal Unemployment Tax
State Unemployment Tax	260
US Medicare Tax - ER	2,314	2,373
US Social Security Tax -ER	4,468	3,095
Payroll Expense - ER - Other
Total Payroll Expense - ER	7,042	5,468
Payroll Expenses - EE
Federal Tax Withholding	35,390	36,397
State Tax Withholding	10,985	10,955
US Medicare Tax -EE	2,876	2,373
US Net Salaries payment - EE	106,003	82,565
US Social Security Tax - EE	4,468	3,095
Total Payroll Expenses - EE	159,722	135,385

Total Payroll Expenses	$166,764	$140,853

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

The Company had total research and development expense of $ 7,381 and $ 4,717 for fiscal quarter ended September 30, 2014 and 2013 respectively.

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

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – RELATED PARTY TRANSACTIONS

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of September 30, 2014, total 29,162,760 shares were issued to officers and directors. Please see the table below for details:

Name	Total Shares	Total Amount	Percentage
Fenglan Li	$165,000	$15,750	$0.42%
Ying Zhong	2,000,000	200,000	5.09%
Jianfeng Ding & Yaru Huang	26,997,760	325,998	68.72%
Total	29,162,760	$541,748	74.23%
  Based on total outstanding issued shares as of September 30, 2014: 39,290,827.

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

At the period ended June 30, 2014, the Company had ending inventory $5,725,465 that was majority purchased from ChuZhou FuDa.

From the period July 1 to September 30, 2014, Flurida Group, Inc. purchased Stoves and parts from Qingdao FuDa Electronic at total cost of $ 26,755 for FOB shipping point at Qingdao, China.

The Company purchased Icemakers, motors, high efficiency motor, dac boxes, deflectors, and parts from ChuZhou FuDa at total cost of $ 10,818,315 for FOB shipping point at Nanjing, China.

To manufacture the related refrigerator appliance parts, Chu Zhou Fu Da needs key parts made in USA, which were purchased through Flurida Group, Inc. in USA. The costs of purchasing the parts were $ 2,151,125 in the period of July to September 30, 2014.

Fulu industries (HK),Ltd provided tooling services and sold icemakers and Module assembly to the Company at a cost of $ 876,678 for the fiscal quarter ended September 30, 2014.

For the fiscal quarter ended September 30, 2014, the Company had total purchase of $ 13,872,873.

At the periods ended September 30, 2014, the company had total ending inventory at a value $ 6,975,311.

For the period of July 1 to September 30, 2014, the company had freight cost of $ 13,943 and purchase return of $ 2,290.

Therefore, in the fiscal quarter ended September 30, 2014, the Company incurred a total cost of goods sold of $ 12,634,680.

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

There were no new shares issued during the period of January to September 2014

Therefore, as of September 30, 2014 total shares issued and outstanding are 39,290,827.

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

However, in the quarter ended September 30, 2014, the Company generated significant sales revenue of $ 13,716,571. Electrolux and its subsidiaries are operated independently in various countries, the management assess that it is unlikely if Electrolux and its subsidiary discontinue the purchase in near future due to the Company secured a purchase order in next three years with Electrolux and its subsidiaries. In addition, the going concern may be mitigated due to the close relationship between the Company and it’s suppliers. The Company’s purchase is primarily from supplier, Chuzhou Fuda Mechanical & Electronics Co., Ltd (“ChuZhouFuDa”), which is closely related and directly managed by shareholder and director Jianfeng Ding. Besides, as of September 30, 2014, the cash and cash equivalent balance was $ 1,182,892 , the management believes that the revenues will be generated and its cash flows will be maintained to cover its operational costs and the risk of going concern is significantly low or none.

EXIHIBIT A

	Nine Months Ended		Three Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Operating expenses
Administration Expense	1,871	1,459	1,144	765
Automobile Expense	1,320	-	-	-
Bank Service Charges	91,868	47,475	43,181	22,521
Business Registration	1,743	343	507	-
Certification	46,817	27,755	19,395	16,705
Depreciation Expenses	24,017	19,085	8,175	6,482
Fuel charge	8,357	741	3,761	426
Gift and Promotion	7,859	5,310	4,886	5,310
Insurance Expense	1,404	1,007	1,099	1,007
Meals and Entertainment	35,301	32,065	12,616	14,937
Office Supplies	7,809	5,493	2,629	968
Parking Fee	1,221	268	727	166
Payroll Expense - ER	30,362	30,272	7,042	5,468
Payroll Expenses - EE	485,780	489,959	159,722	135,385
Penalty & Fine Expenses	62	1,076	62	250
Postage and Shipping	6,616	4,044	4,229	2,093
Professional Fees
Accounting & Auditing service	39,625	35,500
Auditing Factory	7,135	6,905	2,370	2,370
Commission and Consulting Fee	68,764	64,000	30,380	22,000
Legal Fee	11,250	7,500	3,750	3,750
Edgar SEC Filing fee	4,804	4,717	1,561	4,717
Transfer Agent Service	1,300	1,005	700	600
Total Professional Fees	132,878	119,627	38,761	33,437
Rent Expense	39,655	44,329	17,187	13,317
Repair and Maintenance	13,693	1,781		1,760
Research and Development Expense	27,039	16,494	7,381	4,717
Service Cost	1,099	2,225	170	2,225
Telephone and Internet Expense	8,594	9,784	2,680	2,994
Travel Expense
Airfare	57,632	53,516	21,886	20,349
Car Rental	12,589	9,217	6,266	5,464
Hotel Expense	51,345	30,076	23,512	10,127
Local Transportation	5,028	2,230	2,060	-
Travel Expense-Other	1,151	215	-	215
Total Travel Expense	127,745	95,254	53,724	36,155
Utilities	2,024	1,988	768	637
Total Operating Expenses	1,105,134	957,834	389,846	307,725

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

Overview

Our business is the sale of appliance parts in Asia, Europe, Australia, North and South America. The main products that we sell to these markets are icemakers, motors, ice water dispensing system, and appliance assemblies and stoves and damper. Beside of those products, every year we consistently develop and research the new products, for example high efficiency-motor, crush motor and module. We are now producing these products.

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

•	Automatic icemaker for Haier: We have started mass production of the automatic icemaker for Haier USA in 2014.

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

Results of Operations

For the three month period ended September 30, 2014 vs. September 30, 2013.

Revenue

For the three month period ended September 30, 2014, the Company had net total revenue of $ 13,716,571 to the Company’s Europe, North and South America customers, and Asia.

For the three month period ended September 30, 2014, the Company had net total revenue of $ 13,716,571, which was increased 80% than the three month period ended September 30, 2013 total net revenue of $ 7,638,139. This increase was because most of main customers sales went up due to improved economic situation worldwide, plus new product sales continued through the quarter ended September 30, 2014 and are still continuing. $ 2,528,067 out of $ 13,716,571 was new product sales, which is 18% of total sales in the fiscal quarter ended September 30, 2014.

For the period July 1 to September 30, 2014, the Company sold icemakers, high efficiency motor, module assembly, wire harness, motors, thermostats, related refrigerator appliance, and stoves to North America, which included Electrolux USA, Haier America Research & Development Co, Stanco Metal Products, Exact Replacement Parts, others America corporation, and The Paradigm Project , for total sales of $ 10,849,924. The icemakers, assembly, motors, and related parts were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd; all the icemakers, motors, assembly, and related parts were shipped out at FOB shipping point Nanjing, China. The stoves were manufactured and supplied by Qing Dao Fu Da, and were shipped out at FOB shipping point at Qingdao, China.

For the fiscal quarter ended September 30, 2014, the Company sold components and appliance parts to Electrolux –Australia for $ 139,347. The components were manufactured and supplied by Chu Zhou Fu Da Mechanical and Electronics; all the icemakers and components were shipped out at FOB shipping point Nanjing, China.

The Company sold DAC Boxes, Deflector, and other related parts to Electrolux –Italy for total $ 235,390. The DAC Boxes, Deflector, and other related parts were manufactured and supplied by Chu Zhou Fuda; all the DAC Boxes magnets, and motors were shipped out at FOB shipping point Nanjing, China.

The Company also sold DAC Boxes, Deflector, Motors, and other related parts to Electrolux – Hungry for total $ 264,893. The DAC Boxes, Deflectors and Motors were manufactured and supplied by ChuZhou Fuda; all the DAC Boxes, Deflector, and motors were shipped out at FOB shipping point Nanjing, China.

The Company sold Motors and other parts to Electrolux – Do Brasil for $84,530. The motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

The Company sold motors and Dac Boxes to Sweden for $ 5,807. The motors and parts were manufactured and supplied by Chu Zhou Fuda; all the motors and dac boxes were shipped out at FOB shipping point Nanjing, China.

The Company also sold icemakers and related parts to Asia for $ 979. The icemakers and parts were manufactured and supplied by Chu Zhou Fuda; all the icemakers were shipped out at FOB shipping point Nanjing, China.

For the period of July 1 to September 30, 2014, the Company sold thermostats and other related key parts for icemakers and motors, and sold dampers to ChuZhouFuDa. Flurida Group purchased some of the parts from Wako Electronics, Inc., an US Company located at Louisville, KY 40299. Flurida Group also sold Rocker Switch, the key parts for icemakers, to ChuZhouFuDa. The parts, Rocker Switch, were used for the icemakers .The Company purchased the parts, Rocker Switch, from CW Industries, an US Company located at Southampton, PA; and also Flurida Group purchased dampers from Nidec Sankyo Corporation, and then sold to ChuZhouFuDa. Flurida Group, Inc. adds averaged 5% - 10% margin based on the cost of purchase, then sold to them, so, $ 2,273,701 were sold and invoiced to ChuZhouFuDa for the fiscal quarter ended September 30, 2014.

In summary, for the period of July 1 to September 30, 2014, the Company incurred the total gross sales of $13,854,571. The Company had sales return and allowance of $ 138,000, so, a total of $ 13,716,571 net sales were recorded.

In both three month period ended September 30, 2014 and 2013 sales, more than 82% of total revenues were generated through Electrolux controlled subsidiaries in various countries. Electrolux Group operated its each subsidiary independently in each country, and all the sales orders and sales contracts were negotiated and signed independently. Accordingly, we believe that lack of one or a few subsidiaries of Electrolux sales order may have effect on our overall sales revenue, but the effects were slightly reduced in 2014 vs 2013. Because we signed separate long-term distribution agreements with various Electrolux subsidiaries, we believe the risk of loss the contracts with Electrolux is significantly reduced.

Cost of Revenue

Our Costs of Goods Sold, as we expected will increased slightly due to increasing Chinese Yuan’s currency exchange rate, labor costs, and raw materials. We anticipate this trend to continue and may adjust our unit price upward to reduce the impact of rising costs.

At the period ended June 30, 2014, the Company had ending inventory $5,725,465 that was majority purchased from ChuZhou FuDa.

From the period July 1 to September 30, 2014, Flurida Group, Inc. purchased Stoves and parts from Qingdao FuDa Electronic at total cost of $ 26,755 for FOB shipping point at Qingdao, China.

The Company purchased Icemakers, motors, high efficiency motor, dac boxes, deflectors, and parts from ChuZhou FuDa at total cost of $ 10,818,315 for FOB shipping point at Nanjing, China.

To manufacture the related refrigerator appliance parts, Chu Zhou Fu Da needs key parts made in USA, which were purchased through Flurida Group, Inc. in USA. The costs of purchasing the parts were $ 2,151,125 in the period of July to September 30, 2014.

Fulu industries (HK),Ltd provided tooling services and sold icemakers and Module assembly to the Company at a cost of $ 876,678 for the fiscal quarter ended September 30, 2014.

For the fiscal quarter ended September 30, 2014, the Company had total purchase of $ 13,872,873.

At the periods ended September 30, 2014, the company had total ending inventory at a value $ 6,975,311.

For the period of July 1 to September 30, 2014, the company had freight cost of $ 13,943 and purchase return of $ 2,290.

Therefore, in the fiscal quarter ended September 30, 2014, the Company incurred a total cost of goods sold of $ 12,634,680 which was increased 81 % comparing to the three month period ended September 30, 2013 cost of goods sold of $ 6,985,287. The increase of cost of goods sold was due to the sales increase, increasing labor costs, and raw materials.

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

Expense

Our operation expenses consist of selling, general and administrative expenses, and research & development expenses, and depreciation expenses:

	Three Months Ended
	September 30, 2014	September 30, 2013
Operating expenses
Administration Expense	1,144	765
Automobile Expense	-	-
Bank Service Charges	43,181	22,521
Business Registration	507	-
Certification	19,395	16,705
Depreciation Expenses	8,175	6,482
Fuel charge	3,761	426
Gift and Promotion	4,886	5,310
Insurance Expense	1,099	1,007
Meals and Entertainment	12,616	14,937
Office Supplies	2,629	968
Parking Fee	727	166
Payroll Expense - ER	7,042	5,468
Payroll Expenses - EE	159,722	135,385
Penalty & Fine Expenses	62	250
Postage and Shipping	4,229	2,093
Professional Fees
Accounting & Auditing service
Auditing Factory	2,370	2,370
Commission and Consulting Fee	30,380	22,000
Legal Fee	3,750	3,750
Edgar SEC Filing fee	1,561	4,717
Transfer Agent Service	700	600
Total Professional Fees	38,761	33,437
Rent Expense	17,187	13,317
Repair and Maintenance		1,760
Research and Development Expense	7,381	4,717
Service Cost	170	2,225
Telephone and Internet Expense	2,680	2,994
Travel Expense
Airfare	21,886	20,349
Car Rental	6,266	5,464
Hotel Expense	23,512	10,127
Local Transportation	2,060	-
Travel Expense-Other	-	215
Total Travel Expense	53,724	36,155
Utilities	768	637
Total Operating Expenses	389,846	307,725

Started from June 2014, Flurida Group stayed the salaries amount of officers Jianfeng Ding, Yaru Huang, and Ying Zhong for $350,000, $86,520, $ 86,520. And Flurida Group USA hired employees to taking care of the office, research and development, and marketing activities, therefore, the Company incurred a total payroll expense of $ 166,764 for the three month period ended September 30, 2014. For maintaining and operating the business, the Company expensed a total of $ 30,380 commission and consulting fee. In order to increasing the sales in Europe and North America, the Company expensed $ 19,395 certification fees on the products we sold or exported in the period of July 1 to September 30, 2014. Due to the raise of sale volume and customers, the Company had travel expenses of $ 53,724, and had equipment and research development expenses of $ 7,381.

We expect selling, general, and administrative expenses to increase in future periods assuming the trend of increased sales continues.

Income Taxes

We are subject to income taxes in the U.S. and we incurred income tax expense of $222,817 and $ 148,722 for the three month period ended September 30, 2014 and 2013 respectively. As of September 30, 2014, the company had income taxes payable of $ 257,998.

Net Income (Loss)

For the reasons set forth above, we had a net income of $459,467 and $ 186,437 for three month period ended September 30, 2014 and 2013 respectively.

For the nine month period ended September 30, 2014 vs. September 30, 2013.

Revenue

For the nine month period ended September 30, 2014, the Company had net total revenue of $ 29,577,415 to the Company’s Europe, North and South America customers.

For the nine month period ended September 30, 2014, the Company had net total revenue of $ 29,577,415, which was increased nearly 61% than the nine month period ended September 30, 2013 total net revenue of $18,344,455. This increase was because all main customer sales went up due to improved economic situation worldwide, plus new product sales continued through the nine months ended September 30, 2014 and are still continuing.

For the period January 1 to September 30, 2014, the Company sold icemakers, high efficiency motor, module assembly, wire harness, motors, thermostats, related refrigerator appliance, and stoves to North America, which included Electrolux USA, Haier America Research & Development Co, Stanco Metal Products, Exact Replacement Parts, others America corporation, and The Paradigm Project , for total sales of $ 22,834,158. The icemakers, assembly, motors, and related parts were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd; all the icemakers, motors, assembly, and related parts were shipped out at FOB shipping point Nanjing, China. The stoves were manufactured and supplied by Qing Dao Fu Da, and were shipped out at FOB shipping point at Qingdao, China.

For the nine months ended September 30, 2014, the Company sold components and appliance parts to Electrolux –Australia for $ 436,688. The components were manufactured and supplied by Chu Zhou Fu Da Mechanical and Electronics; all the icemakers and components were shipped out at FOB shipping point Nanjing, China.

The Company sold DAC Boxes, Deflector, and other related parts to Electrolux –Italy for total $ 598,400. The DAC Boxes, Deflector, and other related parts were manufactured and supplied by Chu Zhou Fuda; all the DAC Boxes magnets, and motors were shipped out at FOB shipping point Nanjing, China.

The Company also sold DAC Boxes, Deflector, Motors, and other related parts to Electrolux – Hungry for total $ 916,766. The DAC Boxes, Deflectors and Motors were manufactured and supplied by ChuZhou Fuda; all the DAC Boxes, Deflector, and motors were shipped out at FOB shipping point Nanjing, China.

The Company sold Motors and other parts to Electrolux – Do Brasil for $575,029. The motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

The Company sold motors and Dac Boxes to Sweden for $ 25,978. The motors and parts were manufactured and supplied by Chu Zhou Fuda; all the motors and dac boxes were shipped out at FOB shipping point Nanjing, China.

The Company also sold icemakers and related parts to Asia for $ 1,299. The icemakers and parts were manufactured and supplied by Chu Zhou Fuda; all the icemakers were shipped out at FOB shipping point Nanjing, China.

For the period of January 1 to September 30, 2014, the Company sold thermostats and other related key parts for icemakers and motors, and sold dampers to ChuZhouFuDa. Flurida Group purchased some of the parts from Wako Electronics, Inc., an US Company located at Louisville, KY 40299. Flurida Group also sold Rocker Switch, the key parts for icemakers, to ChuZhouFuDa. The parts, Rocker Switch, were used for the icemakers .The Company purchased the parts, Rocker Switch, from CW Industries, an US Company located at Southampton, PA; and also Flurida Group purchased dampers from Nidec Sankyo Corporation, and then sold to ChuZhouFuDa. Flurida Group, Inc. adds averaged 5% - 10% margin based on the cost of purchase, then sold to them, so, $ 4,332,224 were sold and invoiced to ChuZhouFuDa for the nine months ended September 30, 2014.

In summary, for the period of January 1 to September 30, 2014, the Company incurred the total gross sales of $ 29,720,542. The Company had sales discount, return and allowance of $ 143,127, so, a total of $ 29,577,415 net sales were recorded.

In both nine month period ended September 30, 2014 and 2013 sales, more than 80% of total revenues were generated through Electrolux controlled subsidiaries in various countries. Electrolux Group operated its each subsidiary independently in each country, and all the sales orders and sales contracts were negotiated and signed independently. Accordingly, we believe that lack of one or a few subsidiaries of Electrolux sales order may have effect on our overall sales revenue, but the effects were slightly reduced in 2014 vs 2013. Because we signed separate long-term distribution agreements with various Electrolux subsidiaries, the risk of loss the contracts with Electrolux is significantly reduced.

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

From the period January 1 to September 30, 2014, Flurida Group, Inc. purchased Stoves and parts from Qingdao FuDa Electronic at total cost of $ 95,406 for FOB shipping point at Qingdao, China.

The Company purchased Icemakers, high efficiency motors, motors, assembly, and parts from ChuZhou FuDa at total cost of $ 24,274,082 for FOB shipping point at Nanjing, China.

To manufacture the related refrigerator appliance parts, Chu Zhou Fu Da needs key parts made in USA, which were purchased through Flurida Group, Inc. in USA. The costs of purchasing the parts were $4,083,950 in the period of January to September 30, 2014.

Fulu industries (HK) Ltd provided tooling services, icemaker, and Module assembly to the Company for a total cost of $ 1,841,713 in the nine months period ended September 30, 2014.

For the nine month period ended September 30, 2014, the Company had total purchase of $ 30,295,152.

At the nine month period ended September 30, 2014, the company had total ending inventory at a value $6,975,311.

For the nine month period of January 1 to September 30, 2014, the company had freight cost and other related cost of $ 28,843, and purchase return of $ 2,290.

Therefore, in the nine month period ended September 30, 2014, the Company incurred a total cost of goods sold of $27,165,077.

Therefore, in the nine month period ended September 30, 2014, the Company incurred a total cost of goods sold of $ 27,165,077 which was increased 62 % comparing to the nine month period ended September 30, 2013 cost of goods sold of $ 16,793,376. The increase of cost of goods sold was due to the sales increase, and the increasing of labor costs, and raw materials.

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

Expense

Our operation expenses consist of selling, general and administrative expenses, and research & development expenses, and depreciation expenses:

	Nine Months Ended
	September 30, 2014	September 30, 2013
Operating expenses
Administration Expense	1,871	1,459
Automobile Expense	1,320	-
Bank Service Charges	91,868	47,475
Business Registration	1,743	343
Certification	46,817	27,755
Depreciation Expenses	24,017	19,085
Fuel charge	8,357	741
Gift and Promotion	7,859	5,310
Insurance Expense	1,404	1,007
Meals and Entertainment	35,301	32,065
Office Supplies	7,809	5,493
Parking Fee	1,221	268
Payroll Expense - ER	30,362	30,272
Payroll Expenses - EE	485,780	489,959
Penalty & Fine Expenses	62	1,076
Postage and Shipping	6,616	4,044
Professional Fees
Accounting & Auditing service	39,625	35,500
Auditing Factory	7,135	6,905
Commission and Consulting Fee	68,764	64,000
Legal Fee	11,250	7,500
Edgar SEC Filing fee	4,804	4,717
Transfer Agent Service	1,300	1,005
Total Professional Fees	132,878	119,627
Rent Expense	39,655	44,329
Repair and Maintenance	13,693	1,781
Research and Development Expense	27,039	16,494
Service Cost	1,099	2,225
Telephone and Internet Expense	8,594	9,784
Travel Expense
Airfare	57,632	53,516
Car Rental	12,589	9,217
Hotel Expense	51,345	30,076
Local Transportation	5,028	2,230
Travel Expense-Other	1,151	215
Total Travel Expense	127,745	95,254
Utilities	2,024	1,988
Total Operating Expenses	1,105,134	957,834

Started from June 2014, Flurida Group stayed the salaries amount of officers Jianfeng Ding, Yaru Huang, and Ying Zhong for $350,000, $86,520, $ 86,520. And Flurida Group USA hired employees to taking care of the office, research and development, and marketing activities, therefore, the Company incurred a total payroll expense of $ 516,142 for the nine month period ended September 30, 2014. For maintaining and operating the business, the Company expensed a total of $ 68,764 commission and consulting fee. In order to increasing the sales in Europe and North America, the Company expensed $ 46,817 certification fees on the products we sold or exported in the period of January 1 to September 30, 2014. Due to the raise of sale volume and customers, the Company had travel expenses of $ 127,745, and had equipment and research development expenses of $ 27,039.

We expect selling, general, and administrative expenses to increase in future periods assuming the trend of increased sales continues.

Income Taxes

We are subject to income taxes in the U.S. and we incurred income tax expense of $453,584 and $ 245,014 for the nine month period ended September 30, 2014 and 2013 respectively. As of September 30, 2014, the company had income taxes payable of $ 257,998.

Net Income (Loss)

For the reasons set forth above, we had a net income of $ 815,236 and $ 330,733 for nine month period ended September 30, 2014 and 2013 respectively.

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

Liquidity and Capital Resources

	At September 30,	At September 30,	At December 31,
	2014	2013	2013
Current Ratio*	1.33	1.28	1.43
Cash	$1,182,892	$2,693,926	$1,116,298
Working Capital**	$2,920,872	$2,079,725	$2,114,879
Total Assets	$12,205,789	$9,888,423	$7,313,737
Total Liabilities	$9,192,133	$7,718,476	$5,101,544

Total Equity	$3,013,656	$2,169,947	$2,212,193

Total Debt/Equity***	3.05	3.56	2.31

 __________

* Current Ratio = Current Assets /Current Liabilities

** Working Capital = Current Assets - Current Liabilities

*** Total Debt / Equity = Total Liabilities / Total Shareholders’ Equity.

The Company’s overall working capital was increased in the nine month period ended September 30, 2014 comparing to nine month period ended September 30, 2013, due to the overall increase of the accounts receivable and inventory; and, the Company’s current ratio was also increased as September 30, 2014 comparing to 2013 due to the increase of the accounts receivable and increase of the current liabilities.

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

The Company entered into a promissory note secured renewal loan agreement (“Loan Agreement”) in the principal amount of $ 4,000,000 with East West Bank located in El Monte, CA. The maturity date of the Note was extended to July 10, 2014. This loan was further extended on July 16, 2014. In connection with the extension, the maximum amount of the loan was increased to the lesser of $6,000,000 or 80% of eligible accounts receivable and 50% of book value inventory. The maximum aggregate amount that may be outstanding under Direct Debt Sub-limit Item (3) and (4) is the lesser of$6,000,000 or 80% of eligible accounts receivable and 50% of book value inventory. The loan is secured by all company inventories, accounts, equipment and general intangibles and certain other assets of the Company. The interest rate is Wall Street Journal Prime plus a margin of 0.75%. The maturity date is July 31, 2015.

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

The outstanding loan amount on the prior Loan Agreement in effect was $ 0.00 as of September 30, 2014.

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

Specifically, the management still believes that within the operating activities, the efforts of collecting accounts receivables and making payments of accounts payables still are the primary factors for the changes of cash flows in the remaining part year 2014 and will continue in later years.

The Company had cash and cash equivalents of $ 1,182,892 at September 30, 2014 and $ 2,920,872 of working capital and $ 1,116,298 at December 31, 2013 and $ 2,114,879 of working capital.

The total debt of $ 9,192,133 for September 30, 2014 included total of $ 5,957,525 for Chu Zhou Fu Da, $ 26,755 for Qingdao FuDa, $ 2,256,681 for Fulu Industries(HK),Ltd, $ 293,161 for US suppliers, $ 30,499 for salary and payroll tax payable, and $ 54,726 for all other account payable, $ 257,998 income tax liabilities, and $ 314,788 unearned revenue.

Our independent auditor has indicated that our customer concentration may raise doubt about its ability to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations. However, due to the close relationship between the Company and its supplier, Chuzhou Fu Da, which is closely related and directly managed by shareholder and director Jianfeng Ding. Besides, as of September 30, 2014, the cash and cash equivalent balance was $ 1,182,892 and account receivable was $ 3,954,802, the management believes that the revenues will be generated and its cash flows will be maintained to cover its operational costs and the risk of going concern in long term is significantly low.

Interest Rate Risk

We do not have significant interest rate risk, as our debt obligations (i.e., notes payables to shareholders which can be converted to common stocks). The annual interest rate of notes payable is 8%, and the interest expense would be accrued if the notes were not converted to common shares, and the notes holders request the Company for repayment of principles plus the interest. Seven non-affiliated loan holders asked the Company for repayment of notes plus interest on July 1, 2008. All remaining loan holders converted their loans to common shares on July 15, 2008.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at September 30, 2014 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at September 30, 2014, our disclosure controls and procedures are not effective.

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

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities.

None.

(b) Use of Proceeds.

The Registrant did not sell any unregistered securities during the three months ended September 30, 2014.

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

______________________

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

Flurida Group, Inc., a Nevada corporation

November 14, 2014	By:	/s/ Jianfeng Ding
Jianfeng Ding
Principal Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Jianfeng Ding	Jianfeng Ding	Principal Executive Officer and Director	November 14, 2014

/s/ Yaru Hang	Yaru Hang	Principal Financial Officer and Principal	November 14, 2014
Accounting Officer

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

32.2 *	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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

______________________

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

