Form 10-K
period 2014-12-31
FLURIDA GROUP INC
filed 2015-03-31
CIK 1430960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 000-54310

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant based upon the closing price of the Registrant’s Common Stock as of June 30, 2014) was approximately $1,501,960 (based on 10,013,067 shares of common stock outstanding held by non-affiliates on such date, $0.15 per share). Shares of the Registrant’s Common Stock held by each executive officer and director and by each entity or person that, to the Registrant’s knowledge, owned 5% or more of the Registrant’s outstanding Common Stock as of June 30, 2014 have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of Registrant’s Common Stock, $0.001 par value, was 39,290,827 shares as of December 31, 2014.

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

Flurida Group leased a center at 24412 S Main Street, Carson, CA 90745.

Flurida Group transacted its business into the state of Texas on December 11, 2014, and has its operating office located at 45-D Butterfield Circle, El Paso, TX 79906.

Business

Our business is the sale of appliance parts in Asia, Europe, Australia, North and South America. The main products that we sell to these markets are icemakers, motors, ice water dispensing system, and appliance assemblies and stoves and damper. Besides those products, every year we consistently develop and research the new products, for example recently developed high efficiency-motor, crush motor and module now in mass production as well as automatic ice maker for Haier now in production and electronic ice maker for GE we plan to start production in 2015.

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

4

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

•

Electronic icemaker for GE: After 3 years of product development, the design of electronic icemaker model is finalized and approved by GE. We will start mass production of the electronic icemaker model for GE in 2015.

For the fiscal year ended December 31, 2014, the Company had total net revenue of $43,056,292. For the fiscal year ended December 31, 2013, the Company had total net revenue of $ 25,259,161.

Our Supplier

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

Customers

We sell our product to refrigerator manufacturers such as Electrolux North America, Electrolux Italy, Electrolux Hungary, Electrolux Sweden, Electrolux Australia, Stanco Metal Products Inc, Haier America Research and Development Co, and The Paradigm Project; and the Company also sold products to our suppliers Chu Zhou Fu Da.

Markets

We sell our products in United States, Mexico, China, Europe, Brazil, Australia, and South America.

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

We compete with these and other suppliers based upon:

(1)	Our larger and more focused design group.
(2)	We offer a wider range of products.
(3)	Our products are cost effective, but with highest quality control standard, all passed the ISO 9000 and UL; VDE certification.
(4)	We sell in a broader market throughout the world while our most competitors’ products are only sold in regional markets.

In January, 2014, in accordance with the laws of the People’s Republic of China (“PRC”) on Joint Ventures Using Chinese and Foreign Investment (the “Joint Venture Law”) and other relevant laws and regulations of PRC, Procon China, LLC, a Nevada limited liability company, and Flurida Group Inc., a Nevada corporation, entered into a Joint Venture Contract (referred to herein as this “Agreement”), for a Chinese Foreign Joint Venture (the “Joint Venture”) in the City of Chuzhou, Anhi Province of PRC. The name of the Joint Venture is Flurida-Procon Communications Technology Co., Ltd. The business of the Joint Venture is to be the development and manufacture of global positioning system (“GPS”) tracking devices and providing real-time vehicle tracking and data management services for insurance companies, banks, logistics companies and government agencies. As of the date of this Report, the Joint Venture has generated no revenues, and we are still determining how to proceed under this Joint Venture and may ultimately decide to terminate our involvement if we cannot reach mutual agreement on how to move forward.

Research and Development

We have incurred research and development expenses in the 2014 for the total of $ 149,244.

Our Intellectual Property

We have no intellectual property.

Our Employees

We have the following number of full time employees:

Clerical	–	0
Operations	–	1
Administrative	–	1
Management	–	3
Engineers	–	2
Sales	–	1

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

Item 2. Description of Property

We rent the following property:

Flurida Group USA, Inc.

Address: is located at 22 W. Washington St., Suite 1500, Chicago, IL 60602.

•	Name of Landlord: Regus Group
•	Term of Lease: September 1 2014, to September 30, 2015
•	Monthly Rental: $219
•	Adequate for current needs: √ Yes

Flurida Group USA, Warehouse Location

•	Address: 24412 S Main ST, Carson, CA 90745
•	Name of Land Lord: Suf Management Inc
•	Term of Lease: September 1, 2013 to August 31, 2015
•	Monthly Rent: $3,938
•	Square Feet: Approximately 5,168 square feet
•	Adequate for current needs: Yes

Flurida Group USA, Operating Office

•	Address: 45-D Butterfield Circle, El Paso, TX 79906
•	Name of Land Lord: North American Manufacturing Service Inc
•	Term of Lease: December 2, 2014 to November 30, 2015
•	Monthly Rent: $1,000
•	Adequate for current needs: Yes

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

Item 4. Mine Safety Disclosures

None

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Trading History

Our common stock is quoted on the Over-The-Counter Bulletin Board under the symbol “FLUG.”

Bid Information*

Financial Quarter Ended	High Bid	Low Bid
December 31, 2014	$0.20	$0.18
September 30, 2014	$0.20	$0.15
June 30, 2014	$0.20	$0.15
March 31, 2014	$0.15	$0.10
December 31, 2013	$0.13	$0.10
September 30, 2013	$0.15	$0.10
June 30, 2013	$0.10	$0.10
March 31, 2013	$0.15	$0.10

_______________

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

Securities Authorized for Issuance Under Equity Compensation Plans

At December 31, 2014, we have one compensation plan in place, entitled 2009 Stock Incentive Plan. This plan was approved by our Board of Directors on July 10, 2009.

Number of Securities to be issued under Plan	Weighted-Average exercise price of outstanding options	Number of securities remaining available for further issuance
5,000,000	N/A	5,000,000

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

Overview

Our business is the sale of appliance parts in Asia, Europe, Australia, North and South America. The main products that we sell to these markets are icemakers, motors, ice water dispensing system, and appliance assemblies and stoves and damper. Besides those products, every year we consistently develop and research the new products, for example recently developed high efficiency-motor, crush motor and module now in mass production as well as automatic ice maker for Haier now in production and electronic ice maker for GE we plan to start production in 2015.

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

•

Electronic icemaker for GE: After 3 years of product development, the design of electronic icemaker model is finalized and approved by GE. We will start mass production of the electronic icemaker model for GE in 2015.

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

Results of Operations

For the fiscal year ended December 31, 2014 vs. December 31, 2013.

Revenue

For the fiscal year ended December 31, 2013, the Company had net total revenue of $ 25,259,161 to the Company’s Europe, North and South America customers.

For the fiscal year ended December 31, 2014, the Company had net total revenue of $ 43,056,292, which was increased nearly 70% than the fiscal year ended December 31, 2013 total revenue of $25,259,161. This increase was because all main customer sales went up due to improved economic situation worldwide, plus new product module assembly, ice maker, and wire harness sales, and high efficiency motor sales started in 2013 third quarter and continued through the quarter ended December 31, 2014 and are still continuing.

For the period January 1 to December 31, 2014, the Company sold icemakers, high efficiency motor, module assembly, wire harness, motors, thermostats, related refrigerator appliance, and stoves to North America, which included Electrolux USA, Haier America Research & Development Co, Stanco Metal Products, Exact Replacement Parts,General Electric Company, others America corporation, and The Paradigm Project , for total sales of $ 34,288,814. The icemakers, assembly, motors, and related parts were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd; all the icemakers, motors, assembly, and related parts were shipped out at FOB shipping point Nanjing, China. The stoves were manufactured and supplied by Qing Dao Fu Da, and were shipped out at FOB shipping point at Qingdao, China.

For the year ended December 31, 2014, the Company sold ice bin assembly, components, and appliance parts to Electrolux –Australia for $ 494,902. The components were manufactured and supplied by Chu Zhou Fu Da Mechanical and Electronics; all the icemakers and components were shipped out at FOB shipping point Nanjing, China.

The Company sold motors and other parts to Electrolux – Do Brasil for $747,209. The motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

For the period January 1 to December 31, 2014, the Company sold motors, DAC boxes, deflector, and related refrigerator appliance to Europe, which included Electrolux Italy, Electrolux Hungry, Electrolux Sweden, and Gotene Plast AB, for total sales of $ 1,972,148. The DAC boxes, deflector, motors, and other related parts were manufactured and supplied by Chu Zhou Fuda; all the DAC boxes magnets, and motors were shipped out at FOB shipping point Nanjing, China.

The Company also sold icemakers and related parts to Asia for $ 2,199. The icemakers and parts were manufactured and supplied by Chu Zhou Fuda; all the icemakers were shipped out at FOB shipping point Nanjing, China.

For the period of January 1 to December 31, 2014, the Company sold thermostats and other related key parts for icemakers and motors, and sold dampers to ChuZhouFuDa. Flurida Group purchased some of the parts from Wako Electronics, Inc., an US Company located at Louisville, KY 40299. Flurida Group also sold Rocker Switch, the key parts for icemakers, to ChuZhouFuDa. The parts, Rocker Switch, were used for the icemakers .The Company purchased the parts, Rocker Switch, from CW Industries, an US Company located at Southampton, PA; and also Flurida Group purchased dampers from Nidec Sankyo Corporation, and then sold to ChuZhouFuDa. Flurida Group, Inc. adds averaged 5% - 10% margin based on the cost of purchase, then sold to them, so, $ 5,894,393 were sold and invoiced to ChuZhouFuDa for the fiscal year ended December 31, 2014.

In summary, for the period of January 1 to December 31, 2014, the Company incurred the total gross sales of $ 43,399,665. And the Company had sales return and allowance of $ 343,373, so, a total of $ 43,056,292 net sales were recorded.

In both fiscal year period ended December 31, 2014 and 2013 sales, more than 80% of total revenues were generated through Electrolux controlled subsidiaries in various countries. Electrolux Group operated its each subsidiary independently in each country, and all the sales orders and sales contracts were negotiated and signed independently. Accordingly, we believe that lack of one or a few subsidiaries of Electrolux sales order may have effect on our overall sales revenue, but the effects were slightly reduced in 2014 vs 2013. We signed long-term distribution agreement with various Electrolux subsidiaries, the risk of loss the contracts with Electrolux is significantly low.

Cost of Revenue

Our Costs of Goods Sold, as we expected will increased slightly due to increasing Chinese Yuan’s currency exchange rate, labor costs, and raw materials. We anticipate this trend to continue and may adjust our unit price upward to reduce the impact of rising costs.

At the period ended December 31, 2013, the Company had ending inventory $ 3,818,684 that was majority purchased from ChuZhou FuDa.

From the period January 1 to December 30, 2014, Flurida Group, Inc. purchased Stoves and parts from Qingdao FuDa Electronic at total cost of $ 99,027 for FOB shipping point at Qingdao, China.

The Company purchased Icemakers, motors, high efficiency motor,wire harness, dac boxes, deflectors, ice bin, frame assembly, and other related appliance parts from ChuZhou FuDa, meanwhile, ChuZhouFuDa provided tooling and new product testing service to the company at total cost of $ 35,796,398 for the fiscal year 2014.

To manufacture the related refrigerator appliance parts, Chu Zhou Fu Da needs key parts made in USA, which were purchased through Flurida Group, Inc. in USA. The costs of purchasing the parts were $ 5,598,623 in the period of January 1 to December 31, 2014.

Fulu industries (HK), Ltd provided tooling services and sold icemakers and module assembly to the Company at a cost of $ 2,788,742 for the fiscal year ended December 31, 2014.

For the fiscal year ended December 31, 2014, the Company had total purchase of $ 44,282,790.

At the year ended December 31, 2014, the company had total ending inventory at a value $ 8,167,484.

For the period of January 1 to December 31, 2014, the company had freight cost and related purchase expense of $ 48,857 and purchase return of $ 36,247.

Therefore, in the fiscal year ended December 31, 2014, the Company incurred a total cost of goods sold of $ 39,946,598 which was increased 71 % comparing to the fiscal year ended December 31, 2013 cost of goods sold of $ 23,270,498. The increase of cost of goods sold was due to the sales increase, increasing Chinese Yuan’s currency exchange rate, labor costs, and raw materials.

The cost of goods sold in the Statements of Operations includes costs of products purchased from suppliers, tooling cost, shipping costs or freight in costs for the products shipping FOB port China, warehouse costs, and other costs if any directly related to the products inspection, duty and custom taxes of products, internal transfer costs if any. The selling, general and administrative expense includes operation expense such as travel, professional, office rent, telephone, certification fees, wages and salaries for management and administrative employees, and other expense related to operation. There was no allocation of portion of any selling, general and administrative expense to the cost of goods sold.

Our gross margin may not be comparable to those of other entities, since some other entities may include all or allocate portion of the costs related to their distribution network into cost of goods sold.

Expense

Our operation expenses consist of selling, general and administrative expenses, and research & development expenses, and depreciation expenses:

	Year Ended
	December 31, 2014	December 31, 2013
Operating expenses
Administration Expense	1,961	1,484
Automobile Expense	1,320	-
Bank Service Charges	142,588	75,264
Business Registration	2,725	817
Certification	66,476	35,985
Computer and Internet Expenses	1,254	511
Depreciation Expenses	32,218	25,924
Fuel charge	10,177	3,523
Gift and Promotion	13,387	6,949
Industry show	8,650	-
Insurance Expense	1,404	1,007
Meals and Entertainment	49,672	34,038
Office Supplies	11,246	8,849
Parking Fee	1,517	797
Payroll Expense - ER	42,602	41,367
Payroll Expenses - EE	781,167	753,892
Penalty & Fine Expenses	62	587
Postage and Shipping	6,313	7,506
Professional Fees	161,730	147,803
Rent Expense	54,595	53,313
Repair and Maintenance	17,290	4,124
Research and Development Expense	149,244	21,993
Service Cost	130,627	2,225
Telephone and Internet Expense	11,732	12,155
Travel Expense	233,486	131,922
Utilities	2,886	2,426
Total Operating Expenses	1,936,328	1,374,460

Started from June 2014, Flurida Group had salaries for officers Jianfeng Ding, Yaru Huang, and Ying Zhong for $350,000, $86,520, $86,520. Flurida Group USA hired employees to taking care of the office, research and development, and marketing activities, therefore, the Company incurred a total payroll expense of $ 823,769 for the fiscal year ended December 31, 2014. For maintaining and operating the business, the Company expensed a total of $ 91,264 commission and consulting fee. In order to increasing the sales in Europe and North America, the Company expensed $ 66,476 certification fees on the products we sold or exported in the period of January 1 to December 31, 2014. Due to the raise of sale volume and customers, the Company had travel expenses of $ 233,486, $ 130,627 service expenses, and had equipment and research development expenses of $149,244.

We expect selling, general, and administrative expenses to increase in future periods as we initiate a number of marketing and promotional activities.

Income Taxes

We are subject to income taxes in the U.S. and, as the result of increased revenue, we incurred income tax expense of $ 522,310 and $259,014 for the fiscal year ended December 31, 2014 and 2013 respectively. As of December 31, 2014, the company had income taxes payable of $177,998.

Net Income (Loss)

We had a net income of $ 611,597 and $328,177 for fiscal year ended December 31, 2014 and 2013 respectively.

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

Liquidity and Capital Resources

	At December 31, 2014	At December 31, 2013

Current Ratio*	1.23	1.43
Cash	$1,825,148	$1,116,298
Working Capital**	$2,828,774	$2,114,879
Total Assets	$15,750,485	$7,313,737
Total Liabilities	$12,837,128	$5,101,544

Total Equity	$2,913,357	$2,212,193

Total Debt/Equity***	4.41	2.31

________________

*Current Ratio = Current Assets /Current Liabilities

**Working Capital = Current Assets - Current Liabilities

*** Total Debt / Equity = Total Liabilities / Total Shareholders’ Equity.

The Company’s overall working capital was increased in the fiscal year ended December 31, 2014 comparing to fiscal year ended December 31, 2013, due to the overall increase of the cash and cash equivalents, accounts receivable and inventory; and, the Company’s current ratio was decreased as December 31, 2014 comparing to 2013 due to the increase of the accounts receivable and accounts payable.

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

Our activities for generating cash flows were operating activities in 2014 and 2013. The Company entered into a promissory note secured renewal loan agreement (“Loan Agreement”) in the principal amount of $ 4,000,000 with East West Bank located in El Monte, CA. The maturity date of the Note was extended to July 10, 2014 with 4% annual interest rate. On July 16, 2014, the loan was extended from July 10, 2014 to July 31, 2015. The principal amount of the Note is increased to $ 6,000,000. The maximum aggregate amount that may be outstanding under all sub-limits (items 1 through 4) shall be the lesser of $ 6,000,000 or 80% of eligible accounts receivable and 50% of book inventory. The loan is secured by all company inventories, accounts, equipment and general intangibles and certain other assets of the Company. The interest rate is Wall Street Journal Prime plus a margin of 0.75%. The maturity date is July 31, 2015.

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

The outstanding loan amount on the prior Loan Agreement in effect was $ 800,000 as of December 31, 2014.

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

The Company had cash and cash equivalents of $1,825,148 at December 31, 2014 and $ 2,828,774 of working capital and $1,116,298 at December 31, 2013 and $ 2,114,879 of working capital.

The total debt of $12,837,128 for December 31, 2014 included total of $ 11,256,059 account payable, which was included $ 8,806,738 for Chu Zhou Fu Da, $ 2,692 for Qingdao FuDa, $ 1,921,016 for Fulu Industries(HK),Ltd, $ 296,677 for US suppliers, $ 178,251 for salary and payroll tax payable, $ 50,685 for all other account payable, $ 177,998 income tax liabilities, and $ 303,071 unearned revenue $ 800,000 loan from the Bank, and $ 300,000 Other Payable.

Our independent auditor has indicated that our customer concentration may raise doubt about its ability to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations. However, due to the close relationship between the Company and its supplier, Chuzhou Fu Da, which is closely related and directly managed by shareholder and director Jianfeng Ding. Besides, as of December 31, 2014, the cash and cash equivalent balance was $1,825,148, the management believes that the revenues will be generated and its cash flows will be maintained to cover its operational costs and the risk of going concern in long term is significantly low.

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

As of December 31, 2014 and 2013

Table of Contents

Independent Auditor’s Report on the Consolidated Financial Statements	F-2

Balance Sheets	F-3

Statement of Operation	F-4

Shareholders Equity	F-5

Cash Flow Statement	F-6

Notes to Financial Statements	F-7

Independent Registered Public Accounting Firm’s Auditor’s Report on the Consolidated Financial Statements

Board of Directors and Shareholders of Flurida Group, Inc.

We have audited the accompanying consolidated balance sheets of Flurida Group, Inc as of December 31, 2014 and 2013, and the related consolidated statements of operation, shareholders’ equity, and cash flows for year ended December 31, 2014 and 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Flurida Group, Inc. and Subsidiary Companies as of December 31, 2014, and 2013, and the results of its operations and their cash flows for the year ended December 31, 2014 and 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ Enterprise CPAs, Ltd.

Enterprise CPAs, Ltd.

Chicago, IL

March 31, 2015

FLURIDA GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31	December 31
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$1,825,148	$1,116,298
Accounts receivable, net	3,055,270	2,281,441
Inventory	8,167,484	3,818,484
Short term Investment	2,618,000	-
Total Current Assets	$15,665,902	$7,216,223

Property, plant and equipment, net	$78,319	$91,050

Other assets:
Security deposit	6,264	6,264
Total Other Assets	$6,264	$6,264

TOTAL ASSETS	$15,750,485	$7,313,537
LIABILITIES & EQUITY
Current liabilities:
Account payable	$11,256,059	$2,853,312
Income taxes payable	177,998	134,710
Unearned revenue	303,071	138,522
Total current liabilities	$11,737,128	$3,126,544

Other Current Liabilities:
Loan from the Bank	$800,000	$1,900,000
Other payable	300,000	75,000
Total Other Current Liabilities	$1,100,000	$1,975,000

Total Liabilities	$12,837,128	$5,101,544

Stockholders' Equity:
Common stock, $0.001 par value;
200,000,000 shares authorized;
39,290,827 shares issued and outstanding.	$39,291	$39,291

Paid-in capital	1,251,313	1,251,313

Retained earnings	1,482,938	871,341

Accumulated other comprehensive Income (loss)	139,815	50,248

Total stockholders' equity	$2,913,357	$2,212,193

TOTAL LIABILITIES & EQUITY	$15,750,485	$7,313,737

FLURIDA GROUP, INC.
CONSOLIDATED STATEMENT OF OPERATION

	Year Ended
	December 31, 2014	December 31, 2013

Revenues:	$43,056,292	$25,259,161
Cost of Goods Sold	$39,946,598	$23,270,498
Gross Profit	$3,109,694	$1,988,663
Operating expenses:
Research and development	149,244	21,993

Selling, general and administrative expenses	1,754,866	1,326,543

Depreciation and amortization expenses	32,218	25,924
Total Operating Expenses	$1,936,328	$1,374,460

Operating Income	$1,173,366	$614,203

Investment income, net	$108	$1,555
Interest expense, net	39,567	28,567
Income before taxes	$1,133,907	$587,191
Income tax expense	522,310	259,014
Net income	$611,597	$328,177

Net Income per common share-Basics	$0.02	$0.01
Net Income per common share-Diluted	$0.02	$0.01

Other comprehensive Income(Loss), net of tax:
Foreign currency translation adjustments	89,567	50,425
Total other comprehensive Income(Loss)	$89,567	$50,425
Comprehensive Income (Loss)	$701,164	$378,602

FLURIDA GROUP, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
FOR THE PERIOD ENDED December 31, 2014

			Additional		Accumulated Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, December 31, 2006				$(1,500)		$(1,500)

Balance, December 31, 2007	27,291,760	$27,292	$63,406	$(20,619)	$(126)	$69,953

Balance, December 31, 2008	38,990,827	$38,991	$1,221,613	$(214,698)	$29,471	$1,075,377

Balance, December 31, 2009	38,990,827	$38,991	$1,221,613	$(23,633)	$48,979	$1,285,950

Balance, December 31, 2010	38,990,827	$38,991	$1,221,613	$187,572	$5,523	$1,453,699

Balance, December 31, 2011	38,990,827	$38,991	$1,221,613	$388,073	$11,065	$1,659,742

Issuance of common
stocks to Williams @ 0.10
per share on November 1, 2012	300,000	$300	$29,700			$30,000

Adjustment for Exchange
rate changes					$(11,242)	$(11,242)

Net Income for the year
ended December 31, 2012				$155,091		$155,091
Balance, December 31, 2012	39,290,827	$39,291	$1,251,313	$543,164	$(177)	$1,833,591

Adjustment for Exchange
rate changes					$50,425	$50,425

Net Income for the year
ended December 31, 2013				$328,177		$328,177
Balance, December 31, 2013	39,290,827	$39,291	$1,251,313	$871,341	$50,248	$2,212,193

Adjustment for Exchange
rate changes					$89,567	$89,567

Net Income for the year
ended December 31, 2014				$611,597		$611,597
Balance, December 31, 2014	39,290,827	$39,291	$1,251,313	$1,482,938	$139,815	$2,913,357

FLURIDA GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended
	December 31, 2014	December 31, 2013
Operating Activities:
Net Income	$611,597	$328,177
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation expense	32,218	25,924
Inventory	(4,348,800)	(1,540,217)
Account receivable	(773,829)	(723,159)
Unearned revenue	164,549	(86,454)
Decrease in other Payable	225,000	75,000
Decrease in income tax payable	43,288	134,710
Increase in account payable	8,402,747	685,140
Net cash provided by operating activities	$4,356,770	$(1,100,879)
Investing Activities:
Purchase Property	(19,487)	(28,698)
Purchase of investment instrument	(2,618,000)	-
Net cash provided by investing activities	$(2,637,487)	$(28,698)
Financing Activities:
Proceeds from issuance of common stock	-	-
Loan from the Bank	(1,100,000)	1,900,000
Loan return from supplier	-	101,185
Net cash provided by financing activities	$(1,100,000)	$2,001,185

Effect of Exchange Rate on Cash	$89,567	$50,425
Net increase (decrease) in cash and cash equivalents	$708,850	$922,033
Cash and cash equivalents at beginning of the period	$1,116,298	$194,265
Cash and cash equivalents at end of the period	$1,825,148	$1,116,298

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

Flurida Group leased a center at 24412 S Main Street, Carson, CA 90745.

Flurida Group Inc transacted its business into the state of Texas on December 11, 2014, and has its operating office located at 45-D Butterfield Circle, El Paso, TX 79906.

The Company’s main business includes sourcing, distribution and marketing of appliance components and assemblies in Asia, Europe, North and South America. In additionally, the Company also sells thermostat, stoves, LED display and other electronic components.

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

For the fiscal year 2014, the Company purchased $ 17,617 Furniture and equipment, and $ 1,870 Computer and data process equipment.

As of December 31, 2014, the company has furniture, Computer and data processing equipment, and equipment at a purchase cost of $ 173,774, and $ 95,455 of accumulated depreciation expense was recorded.

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

Account Receivable

As of December 31, 2014, the company had a total of $ 3,060,759 account receivable from it major customers, which included $ 1,217,709 of ChuZhou Fuda, $ 1,300,819 of Electrolux North America, $ 462,025 Electrolux Europe and its subsidiaries, $ 36,925 of Haier America Research & Develpment Co., and $ 37,792 other America corporations.

Short-Term Investment

As of December 31, 2014, there was short-term investment of $2,618,000 to hedge the euro and US dollar exchange rate fluctuation.

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

As of December 31, 2014, the company had a total of $ 11,256,059 account payable, which was included $ 8,806,738 for Chu Zhou Fu Da, $ 2,692 for Qingdao FuDa, $ 1,921,016 for Fulu Industries(HK),Ltd, $ 296,677 for US suppliers, $ 178,251 for salary and payroll tax payable, and $ 50,685 for all other account payable.

Income Tax Payable

For the period of January 1 to December 31, 2014 and 2013, the Company incurred income tax expense of $ 522,310 and $ 259,014 respectively. As of December 31, 2014, the income taxes payable of the Company was $ 177,998.

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

The Company may only draw up to:

•	$ 3,000,000 for issuance of Sight Letters of Credit (LC)
•	$ 3,000,000 for issuance of Standby Letters of Credit (SBLC)
•	$ 6,000,000 for Clean Advance of up to maturity of the line
•	$ 2,000,000 for FX Pre-Settlement Risk allowing customer to purchase forward contracts to hedge against FX current risk.

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

As of December 31, 2014, the Company has outstanding loan balance of $ 800,000 from East West Bank.

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

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventory (Continued)

Under the term of the agreements, the supplier, Flurida Group, Inc, agreed to produce, to maintain and transit the customized products per Electrolux’s specification. Electrolux has appointed a third party to manage its warehousing (“Distribution Centre”) who will maintain and operate the inventories. Flurida Group, Inc., retains title and ownership of products while in transit and while stored in Distribution Centre. Title and ownership will pass to Electrolux when they withdraw products from the Distribution Centre. Upon withdrawal, Electrolux will pay for it under the 90 days payment term stated in the Purchase Agreement.

As of December 31, 2014, there were 23,709 icemakers, 38,720 pieces module assembly, 37,032 pieces wire harness, and 36,976 pieces motor in Electrolux Juarez warehouse as of consignment inventory. Also, there were 197,933 pieces motors, and 77112 icemakers in Electrolux Anderson warehouse as of consignment inventory. There were 31,248 pieces Dac boxes and 24,176 pieces deflector in Electrolux Italy warehouse as of consignment inventory. There were 17,280 pieces Dac boxes and 7,488 pieces deflector in Electrolux Hungary warehouse as of consignment inventory. And, there were 5,602 pieces dispenser assembly, 2,565 pieces crusher motors, 3,872 pieces frame assembly, and 4,416 pieces ice bins in Electrolux Austria warehouse as of consignment inventory.

The company have 52,896 pieces Icemakers, 48,384 pieces module assembly, 37,152 wire harness, and 85,968 pieces motors been shipped out at FOB shipping point Nanjing, China to Electrolux Juarez warehouse. The company also have 276,912 pieces Motor and 15,288 pieces icemakers been shipped out at FOB shipping point Nanjing, China to Electrolux Anderson warehouse. The company also have 13,440 pieces motor, 19,296 pieces Dac boxes, and 20,448 pieces deflectors been shipped out at FOB shipping point Nanjing, China to Electrolux Hungary warehouse. The company also have 25,920 pieces Dac boxes, and 30,000 pieces deflectors been shipped out at FOB shipping point Nanjing, China to Electrolux Italy warehouse. The company also have 2,048 pieces frame assembly, 3,105 pieces crusher motors, and 3,202 pieces dispenser assembly been shipped out at FOB shipping point Nanjing, China to Electrolux Austria warehouse. Those purchases haven’t considered as a sale or a consignment inventory at the period ended December 31, 2014. However, it’s the in transit inventories of Flurida Group, Inc.

Electrolux Mexico had returned 1,936 pieces icemakers and 6,048 pieces wire harness to the Company, which was stored at El Paso warehouse as inventory of Flurida Group as of December 31, 2014.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventory (Continued)

Electrolux Anderson had returned 12,264 pieces icemakers that was stored at the El Paso warehouse of Company as inventory as of December 31, 2014, and resale them on January 2015.

Moreover, the Company had purchased $ 49,795 thermostat and parts from their US supplier, and had not shipped and sold back to their China suppliers yet.

As a result, as of December 31, 2014, the company had total inventory at a value $ 8,167,484.

Revenues Recognition

Revenues include sales of appliance parts in North America, Austria, South America, Europe, and Asia.

Revenues are recognized from product sales upon shipment, which is the point in time when risk of loss is transferred to the customer, net of estimated returns and allowances.

For the fiscal year ended December 31, 2014, the Company had total net revenue of $ 43,056,292.

For the period January 1 to December 31, 2014, the Company sold icemakers, high efficiency motor, module assembly, wire harness, motors, thermostats, related refrigerator appliance, and stoves to North America, which included Electrolux USA, Haier America Research & Development Co, Stanco Metal Products, Exact Replacement Parts,General Electric Company, others America corporation, and The Paradigm Project , for total sales of $ 34,288,814. The icemakers, assembly, motors, and related parts were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd; all the icemakers, motors, assembly, and related parts were shipped out at FOB shipping point Nanjing, China. The stoves were manufactured and supplied by Qing Dao Fu Da, and were shipped out at FOB shipping point at Qingdao, China.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenues Recognition (Continued)

For the year ended December 31, 2014, the Company sold components and appliance parts to Electrolux –Australia for $ 494,902. The components were manufactured and supplied by Chu Zhou Fu Da Mechanical and Electronics; all the icemakers and components were shipped out at FOB shipping point Nanjing, China.

The Company sold Motors and other parts to Electrolux – Do Brasil for $747,209. The motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

For the period January 1 to December 31, 2014, the Company sold motors, DAC Boxes, Deflector, and related refrigerator appliance to Europe, which included Electrolux Italy, Electrolux Hungry, Electrolux Sweden, and Gotene Plast AB, for total sales of $ 1,972,148. The DAC Boxes, Deflector, Motors, and other related parts were manufactured and supplied by Chu Zhou Fuda; all the DAC Boxes magnets, and motors were shipped out at FOB shipping point Nanjing, China.

The Company also sold icemakers and related parts to Asia for $ 2,199. The icemakers and parts were manufactured and supplied by Chu Zhou Fuda; all the icemakers were shipped out at FOB shipping point Nanjing, China.

For the period of January 1 to December 31, 2014, the Company sold thermostats and other related key parts for icemakers and motors, and sold dampers to ChuZhouFuDa. Flurida Group purchased some of the parts from Wako Electronics, Inc., an US Company located at Louisville, KY 40299. Flurida Group also sold Rocker Switch, the key parts for icemakers, to ChuZhouFuDa. The parts, Rocker Switch, were used for the icemakers .The Company purchased the parts, Rocker Switch, from CW Industries, an US Company located at Southampton, PA; and also Flurida Group purchased dampers from Nidec Sankyo Corporation, and then sold to ChuZhouFuDa. Flurida Group, Inc. adds averaged 5% - 10% margin based on the cost of purchase, then sold to them, so, $ 5,894,393 were sold and invoiced to ChuZhouFuDa for the fiscal year ended December 31, 2014.

In summary, for the period of January 1 to December 31, 2014, the Company incurred the total gross sales of $ 43,399,665. And the Company had sales return and allowance of $ 343,373, so, a total of $ 43,056,292 net sales were recorded. The cost of goods sold is discussed in details in Note C, Related Party Transactions.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Operating Expense

Operating Expenses includes research and development expense, all selling, general and administrative expenses, and depreciation expenses for Flurida Group Inc. For the fiscal year ended December 31, 2014 and 2013, the Company had total operating expenses of $ 1,936,328 and $ 1,374,459 respectively, which include the research and development expense of $ 149,244 and $ 21,993, and depreciation expenses of $ 32,218 and $ 25,924, and selling, general and administrative expense of $ 1,754,866 and $ 1,326,543. Detail was showed on Exhibit A.

Professional Fee

Professional fees are consist of accounting and auditing fee, legal fee, commission and consulting expenses, SEC filing fee, and other professional expenses. The total professional fees were $ 161,730 and $ 147,803 for the fiscal year ended December 31, 2014 and 2013 respectively.

Research and Development Expense

The primary function of the research and development center at Flurida Group Inc. is to discover and create new knowledge about scientific and technological topics in order to develop valuable products, processes and services for our customers. The company has continually developed the new product such as electronic controlled icemaker, main wire harnesses for controlling the functions of refrigerator products, and D/C motor technology. In the fiscal year, the Company has launched production of the high efficiency motors for evaporator fan assemblies.

Research and development center is working on the development of the vegetable dryer system. The Company have developed the own new finished product which called 3 in 1 ice and water dispenser, and it marketed and distributed under the Flurida Group brand name.

The Company had total research and development expense of $ 149,244 and $ 21,993 for fiscal year ended December 31, 2014 and 2013 respectively.

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

The total payroll expenses for the fiscal year ended December 31, 2014 and 2013 were listed as follows:

	Year Ended
	December 31, 2014	December 31, 2013
Payroll Expense - ER
Federal Unemployment Tax	966	567
State Unemployment Tax	2,568	1,786
US Medicare Tax - ER	11,318	10,923
US Social Security Tax -ER	27,749	27,714
Payroll Expense - ER - Other		377
Total Payroll Expense - ER	42,602	41,367
Payroll Expenses - EE
Federal Tax Withholding	174,141	170,786
State Tax Withholding	56,152	56,370
US Medicare Tax -EE	13,568	12,903
US Net Salaries payment - EE	437,927	486,120
US Social Security Tax - EE	27,749	27,713
Payroll Expense - EE - Other	71,630
Total Payroll Expenses - EE	781,167	753,892
Total Payroll Expenses	$823,769	$795,259

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

NOTE C – RELATED PARTY TRANSACTIONS

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of December 31, 2014, total 29,162,760 shares were issued to officers and directors. Please see the table below for details:

Name	Total Shares	Total Amount	Percentage
Fenglan Li	165,000	15,750	0.42%
Ying Zhong	2,000,000	200,000	5.09%

Jianfeng Ding & Yaru Huang	26,997,760	325,998	68.72%
Total	29,162,760	$541,748	74.23%

___________________

•	Based on total outstanding issued shares as of December 31, 2014: 39,290,827.

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

At the period ended December 31, 2013, the Company had ending inventory $ 3,818,684 that was majority purchased from ChuZhou FuDa.

From the period January 1 to December 30, 2014, Flurida Group, Inc. purchased Stoves and parts from Qingdao FuDa Electronic at total cost of $ 99,027 for FOB shipping point at Qingdao, China.

The Company purchased Icemakers, motors, high efficiency motor,wire harness, dac boxes, deflectors, ice bin, frame assembly, and other related appliance parts from ChuZhou FuDa, meanwhile, ChuZhouFuDa provided tooling and new product testing service to the company at total cost of $ 35,796,398 for the fiscal year 2014.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – RELATED PARTY TRANSACTIONS (Continued)

Cost of Goods Sold (Continued)

To manufacture the related refrigerator appliance parts, Chu Zhou Fu Da needs key parts made in USA, which were purchased through Flurida Group, Inc. in USA. The costs of purchasing the parts were $ 5,598,623 in the period of January 1 to December 31, 2014.

Fulu industries (HK), Ltd provided tooling services and sold icemakers and module assembly to the Company at a cost of $ 2,788,742 for the fiscal year ended December 31, 2014.

For the fiscal year ended December 31, 2014, the Company had total purchase of $ 44,282,790.

At the year ended December 31, 2014, the company had total ending inventory at a value $ 8,167,484.

For the period of January 1 to December 31, 2014, the company had freight cost and related purchase expense of $ 48,857 and purchase return of $ 36,247.

Therefore, in the fiscal year ended December 31, 2014, the Company incurred a total cost of goods sold of $ 39,946,598.

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

There were no new shares issued during the period of January to December 2014

Therefore, as of December 31, 2014 total shares issued and outstanding are 39,290,827.

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

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E – GOING CONCERN (Continued)

However, for the fiscal year ended December 31, 2014, the Company generated significant sales revenue of $ 43,056,292. Electrolux and its subsidiaries are operated independently in various countries, the management assess that it is unlikely if Electrolux and its subsidiary discontinue the purchase in near future due to the Company secured a purchase order in next three years with Electrolux and its subsidiaries. In addition, the going concern may be mitigated due to the close relationship between the Company and it’s suppliers. The Company’s purchase is primarily from supplier, Chuzhou Fuda Mechanical & Electronics Co., Ltd (“ChuZhouFuDa”), which is closely related and directly managed by shareholder and director Jianfeng Ding. Besides, as of December 31, 2014, the cash and cash equivalent balance was $1,825,148, the management believes that the revenues will be generated and its cash flows will be maintained to cover its operational costs and the risk of going concern is significantly low or none.

Exhibit A

	Year Ended
	December 31, 2014	December 31, 2013
Operating expenses
Administration Expense	1,961	1,484
Automobile Expense	1,320	-
Bank Service Charges	142,588	75,264
Business Registration	2,725	817
Certification	66,476	35,985
Computer and Internet Expenses	1,254	511
Depreciation Expenses	32,218	25,924
Fuel charge	10,177	3,523
Gift and Promotion	13,387	6,949
Industry show	8,650	-
Insurance Expense	1,404	1,007
Meals and Entertainment	49,672	34,038
Office Supplies	11,246	8,849
Parking Fee	1,517	797
Payroll Expense - ER	42,602	41,367
Payroll Expenses - EE	781,167	753,892
Penalty & Fine Expenses	62	587
Postage and Shipping	6,313	7,506
Professional Fees	161,730	147,803
Rent Expense	54,595	53,313
Repair and Maintenance	17,290	4,124
Research and Development Expense	149,244	21,993
Service Cost	130,627	2,225
Telephone and Internet Expense	11,732	12,155
Travel Expense	233,486	131,922
Utilities	2,886	2,426
Total Operating Expenses	1,936,328	1,374,459

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosures

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2014. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2014, the Company’s disclosure controls and procedures were not effective. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after December 31, 2014.

Management’s Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, due to our financial situation, we will be implementing further internal controls as we become operative so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on its evaluation as of December 31, 2014, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2014. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2014, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Principal Executive Officer, our two most highly compensated executive officers other than our PEO who occupied such position at the end of our latest fiscal year and up to two additional executive officers who would have been included in the table below except for the fact that they were not executive officers at the end of our latest fiscal year, by us, or by any third party where the purpose of a transaction was to furnish compensation, for all services rendered in all capacities to us or our subsidiary for the latest two fiscal years ended December 31, 2014, and December 31, 2013.

Executive Compensation

Name	Title	Year	Salary	Bonus	Stock awards	Option awards	Non equity incentive plan compensation	Non qualified deferred compensation and all other compensation	Total compensation

Jianfeng Ding	Chairman CEO	2013	350,000	70,000					420,000
		2014	350,000	100,000					450,000

Yaru Huang	CFO	2013	83,667	15,000					98,667
		2014	85,470	10,000					95,470

Ying Zhong	Director	2013	83,667	15,000					98,667
		2014	85,470	10,000					95,470

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

Employment period is three years from December 2006 to December 2009. Annual salary will be $150,000 starting to pay at January, 2009. The salaries accrued from December 2006 and December 2008 will be waived by Jianfeng Ding. Accordingly, there is no salary payment for Jianfeng Ding in 2006, 2007, and 2008, respectively. The employment was renewed in January 2010 for another three years with annual salary of $200,000 in 2010 and 2011, 2012. Also employment was renewed in January 2014 for another three years with annual salary of $350,000 in 2014.

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

Employment period was three years from December 2006 to December 2009. Annual salary will be $60,000 starting to pay at January, 2009. The employment was renewed in January 2010 for another three years with annual salary of $70,000 in 2010, $80,000 in 2011 and 2012. Also the employment was renewed in January 2014 for another three years with annual salary of $83,667 in 2014.

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

Employment period was three years from October 2007 to October 2009. Annual salary will be $60,000 starting to pay at April 2009. The salaries accrued from October 2007 to December 2008 will be waived by Ying Zhong. Accordingly, there is no salary payment for Ying Zhong in 2007, and 2008, respectively. The employment was renewed in January 2010 for another three years with annual salary of $70,000 in 2010 and $80,000 in 2011, and 2012. Also the employment was renewed in January 2014 for another three years with annual salary $83,667 in 2014.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END December 31, 2014

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

No option awards, unexercised options, unvested stock awards or equity incentive plan awards were granted to our named executive officers during fiscal year ended at December 31, 2014.

Director Compensation

The following table summarizes the compensation paid to Flurida Group's directors for the fiscal year ended December 31, 2014:

Name	Fees Earned or Paid in Cash	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Jianfeng Ding	0	0	0	0	0	0
Yaru Huang	0	0	0	0	0	0
Ying Zhong	0	0	0	0	0	0

No director was paid in any form of compensation for acting as a Director as of December 31, 2014. See Executive Compensation table above for salaries paid to these Directors for their role as officers.

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

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown. The business address of the shareholders is 22 W. Washington St., Suite 1500, Chicago, IL 60602.

Name	Number of Shares of Common stock	Percentage

Jianfeng Ding [1]	13,498,880	34.36%
Yaru Huang [1]	13,498,880	34.36%
Ying Zhong	2,000,000	5.09%
All executive officers and directors as a group [3 persons]	29,277,760	74.52%

__________________

[1] Owned 13,498,880 shares in the name of Jianfeng Ding and 13,498,880 shares in the name of Yaru Huang, husband and wife.

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 39,290,827 shares of common stock outstanding as of December 31, 2014.

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

At the period ended December 31, 2013, the Company had ending inventory $ 3,818,684 that was majority purchased from ChuZhou FuDa.

From the period January 1 to December 30, 2014, Flurida Group, Inc. purchased Stoves and parts from Qingdao FuDa Electronic at total cost of $ 99,027 for FOB shipping point at Qingdao, China.

The Company purchased Icemakers, motors, high efficiency motor,wire harness, dac boxes, deflectors, ice bin, frame assembly, and other related appliance parts from ChuZhou FuDa, meanwhile, ChuZhouFuDa provided tooling and new product testing service to the company at total cost of $ 35,796,398 for the fiscal year 2014.

To manufacture the related refrigerator appliance parts, Chu Zhou Fu Da needs key parts made in USA, which were purchased through Flurida Group, Inc. in USA. The costs of purchasing the parts were $ 5,598,623 in the period of January 1 to December 31, 2014.

Director Independence

Our board of directors has determined that we do not have a board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Item 14. Principal Accountant Fees and Services

Enterprise CPA was our independent auditors for the fiscal years ended December 31, 2014 and 2013.

The following table shows the fees paid or accrued by us for the audit and other services provided by our auditor for fiscal 2014 and 2013.

	2014	2013

Audit Fees	$35,625	$31,625
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$35,625	$31,625

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

Flurida Group, Inc.,

a Nevada corporation

Title	Name	Date	Signature

Principal Executive Officer	Jianfeng Ding	March 31, 2015	/s/ Jianfeng Ding

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	NAME	TITLE	DATE

/s/ Jianfeng Ding	Jianfeng Ding	Principal Executive Officer and Director	March 31, 2015

/s/ Yaru Hang	Yaru Hang	Principal Financial Officer and Principal Accounting Officer	March 31, 2015

/s/ Ying Zhong	Ying Zhong	Director	March 31, 2015

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

32.2 *	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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

__________________

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

