Form 10-Q
period 2015-03-31
FLURIDA GROUP INC
filed 2015-05-12
CIK 1430960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 11, 2015 there were 39,290,827 shares issued and outstanding of the registrant’s common stock.

2

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

FLURIDA GROUP, INC.

Financial Statements

(Unaudited)

As of March 31, 2015 and 2014

Table of Contents

Balance Sheets	F-1

Statement of Operation	F-2

Shareholders’ Equity	F-3

Cash Flow Statement	F-4

Notes to Financial Statements	F-5

3

FLURIDA GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$1,166,672	$1,825,148
Accounts receivable, net	7,870,828	3,055,270
Inventory	4,389,089	8,167,484
Short term Investment	-	2,618,000
Total Current Assets	$13,426,589	$15,665,902

Property, plant and equipment, net	$71,182	$78,319

Other assets:
Security deposit	6,264	6,264
Total Other Assets	$6,264	$6,264

TOTAL ASSETS	$13,504,035	$15,750,485

LIABILITIES & EQUITY
Current liabilities:
Account payable	$9,124,122	$11,256,059
Income taxes payable	249,463	177,998
Unearned revenue	243,242	303,071
Total current liabilities	$9,616,827	$11,737,128

Other Current Liabilities:
Loan from the Bank	$300,000	$800,000
Other payable	300,000	300,000
Total Other Current Liabilities	$600,000	$1,100,000

Total Liabilities	$10,216,827	$12,837,128

Stockholders' Equity:

Common stock, $0.001 par value; 200,000,000 shares authorized; 39,290,827 shares issued and outstanding.	$39,291	$39,291
Paid-in capital	1,251,313	1,251,313
Retained earnings	2,232,719	1,482,938
Accumulated other comprehensive Income (loss)	(236,115)	139,815
Total stockholders' equity	$3,287,208	$2,913,357

TOTAL LIABILITIES & EQUITY	$13,504,035	$15,750,485

FLURIDA GROUP, INC.
CONSOLIDATED STATEMENT OF OPERATION

	Three Months Ended
	March 31, 2015	March 31, 2014
	Unaudited	Unaudited

Revenues:	$17,401,304	$7,755,453
Cost of Goods Sold	$15,928,550	$7,088,417
Gross Profit	$1,472,754	$667,036
Operating expenses:
Research and development	44,227	11,597

Selling, general and administrative expenses	442,560	305,998

Depreciation and amortization expenses	8,237	7,705
Total Operating Expenses	$495,024	$325,300

Operating Income	$977,730	$341,736

Investment income, net	$5	$26
Interest expense, net	6,489	21,111
Income before taxes	$971,246	$320,651
Income tax expense	221,465	129,830
Net income	$749,781	$190,821

Net Income per common share-Basics	$0.02	$0.00
Net Income per common share-Diluted	$0.02	$0.00

Other comprehensive Income(Loss), net of tax:
Foreign currency translation adjustments	(375,930)	5,455
Total other comprehensive Income(Loss)	$(375,930)	$5,455
Comprehensive Income (Loss)	$373,851	$196,276

FLURIDA GROUP, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
FOR THE PERIOD ENDED March 31, 2015

			Additional		Accumulated Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balance, December 31, 2006				$(1,500)		$(1,500)

Balance, December 31, 2007	27,291,760	$27,292	$63,406	$(20,619)	$(126)	$69,953

Balance, December 31, 2008	38,990,827	$38,991	$1,221,613	$(214,698)	$29,471	$1,075,377

Balance, December 31, 2009	38,990,827	$38,991	$1,221,613	$(23,633)	$48,979	$1,285,950

Balance, December 31, 2010	38,990,827	$38,991	$1,221,613	$187,572	$5,523	$1,453,699

Balance, December 31, 2011	38,990,827	$38,991	$1,221,613	$388,073	$11,065	$1,659,742

Balance, December 31, 2012	39,290,827	$39,291	$1,251,313	$543,164	$(177)	$1,833,591

Adjustment for Exchange rate changes					$50,425	$50,425

Net Income for the year ended December 31, 2013				$328,177		$328,177
Balance, December 31, 2013	39,290,827	$39,291	$1,251,313	$871,341	$50,248	$2,212,193

Adjustment for Exchange rate changes					$89,567	$89,567

Net Income for the year ended December 31, 2014				$611,597		$611,597
Balance, December 31, 2014	39,290,827	$39,291	$1,251,313	$1,482,938	$139,815	$2,913,357

Adjustment for Exchange rate changes					$(375,930)	$(375,930)

Net Income for the period ended March 31, 2015				$749,781		$749,781
Balance, March 31, 2015	39,290,827	$39,291	$1,251,313	$2,232,719	$(236,115)	$3,287,208

FLURIDA GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended
	March 31, 2015	March 31, 2014
	Unaudited	Unaudited
Operating Activities:
Net Income	$749,781	$190,821
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation expense	8,237	7,705
Inventory	3,778,395	119,196
Account receivable	(4,815,557)	(575,316)
Unearned revenue	(59,830)	64,798
Increase in other Payable	-	(75,000)
Decrease in income tax payable	71,465	(5,970)
Decrease in account payable	(2,131,937)	(297,129)
Net cash provided by operating activities	$(2,399,446)	$(570,895)

Investing Activities:
Purchase Property	(1,100)	(15,241)
Net cash provided by investing activities	$(1,100)	$(15,241)

Financing Activities:
Proceeds from issuance of common stock	-	-
Loan from the Bank	(500,000)	400,000
Loan return from supplier	-	-
Net cash provided by financing activities	$(500,000)	$400,000

Effect of Exchange Rate on Cash	$(375,930)	$5,455
Net increase (decrease) in cash and cash equivalents	$(3,276,476)	$(180,681)
Cash and cash equivalents at beginning of the period	$4,443,148	$1,116,298
Cash and cash equivalents at end of the period	$1,166,672	$935,617

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

The Company’s main business includes sourcing, distribution and marketing of appliance components and assemblies in Asia, Europe, North and South America. In additionally, the Company also sells finished products, stoves, LED display and other electronic components.

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

For the fiscal quarter January 1 to March 31, 2015, the Company purchased $ 1,100 Computer and data process equipment.

As of March 31, 2015, the company has furniture, Computer and data processing equipment, and equipment at a purchase cost of $ 174,874, and $ 103,692 of accumulated depreciation expense was recorded.

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

Account Receivable

As of March 31, 2015, the company had a total of $ 7,870,828 account receivable from it major customers, which included $ 1,749,116 of ChuZhou Fuda, $ 5,321,165 of Electrolux North America, $ 585,416 Electrolux Europe and its subsidiaries, $ 65,548 of Haier America Research & Develpment Co., and $ 149,583 other America corporations.

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

As of March 31, 2015, the company had a total of $ 9,124,122 account payable, which was included $ 7,142,790 for Chu Zhou Fu Da, $ 1,020 for Qingdao FuDa, $ 1,445,316 for Fulu Industries(HK),Ltd, $ 428,895 for US suppliers, $ 57,123 for salary and payroll tax payable, and $ 48,978 for all other account payable.

Income Tax Payable

For the period of January 1 to March 31, 2015 and 2014, the Company incurred income tax expense of $ 221,465 and $ 129,830 respectively. As of March 31, 2015, the income taxes payable of the Company was $ 249,463.

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

As of March 31, 2015, the Company has outstanding loan balance of $ 300,000 from East West Bank.

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

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventory (Continued)

As of March 31, 2015, there were 21,716 icemakers, 29,536 pieces module assembly, 49,464 pieces wire harness, and 16,632 pieces motor in Electrolux Juarez warehouse as of consignment inventory. Also, there were 152,942 pieces motors, and 13,272 icemakers in Electrolux Anderson warehouse as of consignment inventory. There were 36,864 pieces Dac boxes and 6,064 pieces deflector in Electrolux Italy warehouse as of consignment inventory. There were 15,984 pieces Dac boxes, 8,960 pieces motors, and 7,632 pieces deflector in Electrolux Hungary warehouse as of consignment inventory. And, there were 2,268 pieces dispenser assembly, 1,395 pieces crusher motors, 320 pieces frame assembly, and 900 pieces ice bins in Electrolux Austria warehouse as of consignment inventory.

The company have 13,152 pieces Icemakers, 17,664 pieces module assembly, and 12,960 pieces motors been shipped out at FOB shipping point Nanjing, China to Electrolux Juarez warehouse. The company also have 143,748 pieces Motor and 13,440 pieces icemakers been shipped out at FOB shipping point Nanjing, China to Electrolux Anderson warehouse. The company also have 19,296 pieces Dac boxes, and 19,728 pieces deflectors been shipped out at FOB shipping point Nanjing, China to Electrolux Hungary warehouse. The company also have 1,824 pieces Dac boxes been shipped out at FOB shipping point Nanjing, China to Electrolux Italy warehouse. Those purchases haven’t considered as a sale or a consignment inventory at the period ended March 31, 2015. However, it’s the in transit inventories of Flurida Group, Inc.

Electrolux Mexico had returned 1,936 pieces icemakers and 6,048 pieces wire harness to the Company in year 2014, which was stored at El Paso warehouse as inventory of Flurida Group as of March 31, 2015.

Moreover, the Company had purchased $ 9,615 switches and parts from their US supplier, and had not shipped and sold back to their China suppliers yet.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventory (Continued)

As a result, as of March 31, 2015, the company had total inventory at a value $ 4,389,089.

Revenues Recognition

Revenues include sales of appliance parts in North America, Australia, South America, Europe, and Asia.

Revenues are recognized from product sales upon shipment, which is the point in time when risk of loss is transferred to the customer, net of estimated returns and allowances.

For the fiscal quarter ended March 31, 2015, the Company had total net revenue of $ 17,401,304.

For the period January 1 to March 31, 2015, the Company sold icemakers, high efficiency motor, module assembly, wire harness, motors, thermostats, and related refrigerator appliance to North America, which included Electrolux USA, Haier America Research & Development Co, Exact Replacement Parts, Tropical Developments International, and others America corporation, for total sales of $ 14,527,966. The icemakers, assembly, motors, and related parts were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd; all the icemakers, motors, assembly, and related parts were shipped out at FOB shipping point Nanjing, China.

For the fiscal quarter ended March 31, 2014, the Company sold components and appliance parts to Electrolux –Australia for $ 427,749. The components were manufactured and supplied by Chu Zhou Fu Da Mechanical and Electronics; all the icemakers and components were shipped out at FOB shipping point Nanjing, China.

The Company sold Motors and other parts to Electrolux – Do Brasil for $ 135,050. The motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenues Recognition (Continued)

For the period January 1 to March 31, 2015, the Company sold motors, DAC Boxes, Deflector, and related refrigerator appliance to Europe, which included Electrolux Italy, Electrolux Hungry, Electrolux Sweden, and Gotene Plast AB, for total sales of $ 389,658. The DAC Boxes, Deflector, Motors, and other related parts were manufactured and supplied by Chu Zhou Fuda; all the DAC Boxes magnets, and motors were shipped out at FOB shipping point Nanjing, China.

The Company also sold icemakers and related parts to Asia for $ 125,404. The icemakers and parts were manufactured and supplied by Chu Zhou Fuda; all the icemakers were shipped out at FOB shipping point Nanjing, China.

For the period of January 1 to March 31, 2015, the Company sold thermostats and other related key parts for icemakers and motors, and sold dampers to ChuZhouFuDa. Flurida Group purchased some of the parts from Wako Electronics, Inc., an US Company located at Louisville, KY 40299. Flurida Group also sold Rocker Switch, the key parts for icemakers, to ChuZhouFuDa. The parts, Rocker Switch, were used for the icemakers .The Company purchased the parts, Rocker Switch, from CW Industries, an US Company located at Southampton, PA; and also Flurida Group purchased dampers from Nidec Sankyo Corporation, and then sold to ChuZhouFuDa. Flurida Group, Inc. adds averaged 5% - 10% margin based on the cost of purchase, then sold to them, so, $ 1,868,628 were sold and invoiced to ChuZhouFuDa for the fiscal quarter ended March 31, 2014.

In summary, for the period of January 1 to March 31, 2015, the Company incurred the total gross sales of $ 17,474,455. And the Company had sales return and allowance and sales discount of $ 73,151, so, a total of $ 17,401,304 net sales were recorded. The cost of goods sold is discussed in details in Note C, Related Party Transactions.

Professional Fee

Professional fees are consist of accounting and auditing fee, legal fee, commission and consulting expenses, SEC filing fee, and other professional expenses. The total professional fees were $ 27,730 and $ 16,511 for the fiscal quarter ended March 31, 2015 and 2014 respectively.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Operating Expense

Operating Expenses includes research and development expense, all selling, general and administrative expenses, and depreciation expenses for Flurida Group Inc. For the fiscal quarter ended March 31, 2015 and 2014, the Company had total operating expenses of $ 495,024 and $ 325,300 respectively, which include the research and development expense of $ 44,227 and $ 11,597, and depreciation expenses of $ 8,237 and $ 7,705, and selling, general and administrative expense of $ 442,560 and $ 305,998. Detail was showed on Exhibit A.

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

Research and development center is working on the development of the vegetable dryer system. The try order will start in the next quarter. The company is still focusing on developing the own new finished product which called 3 in 1 ice and water dispenser, and it marketed and distributed under the Flurida Group brand name.

The Company had total research and development expense of $ 44,227 and $ 11,597 for fiscal quarter ended March 31, 2015 and 2014 respectively.

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

The total payroll expenses for the fiscal quarter ended March 31, 2015 and 2014 were listed as follows:

	Three Months Ended
	March 31, 2015	March 31, 2014
Payroll Expense - ER
Federal Unemployment Tax	-	252.00
State Unemployment Tax	1,581.91	1,610.02
US Medicare Tax - ER	2,756.68	2,372.58
US Social Security Tax -ER	11,787.18	10,144.74
Total Payroll Expense - ER	16,125.77	14,379.34
Payroll Expenses - EE
Federal Tax Withholding	35,023.84	33,013.98
State Tax Withholding	12,041.44	11,902.19
US Medicare Tax -EE	2,756.68	2,372.58
US Net Salaries payment - EE	128,656.73	106,340.81
US Social Security Tax - EE	11,787.18	10,144.74
Total Payroll Expenses - EE	190,265.87	163,774.30

Total Payroll Expenses	206,391.64	178,153.64

Comprehensive Income

The company’s comprehensive income is comprised of net income, unrealized gains and losses on marketable securities classified foreign currency translation adjustments, and unrealized gains and losses on derivative financial instruments related to foreign currency hedging. Due to the significant rate changed in Euro currency hedging, the Company incurred a foreign currency translation loss of $ 375,930 for the fiscal quarter ended March 31, 2015.

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

NOTE C – RELATED PARTY TRANSACTIONS

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of March 31, 2015, total 29,162,760 shares were issued to officers and directors. Please see the table below for details:

Name	Total Shares	Total Amount	Percentage
Fenglan Li	165,000	15,750	0.42%
Ying Zhong	2,000,000	200,000	5.09%
Jianfeng Ding & Yaru Huang	26,997,760	325,998	68.72%
Total	29,162,760	$541,748	74.23%

__________________

•	Based on total outstanding issued shares as of March 31, 2015: 39,290,827.

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

At the period ended December 31, 2014, the Company had ending inventory $ 8,167,484 that was majority purchased from ChuZhou FuDa.

The Company purchased Icemakers, motors, high efficiency motor,wire harness, dac boxes, deflectors, ice bin, frame assembly, and other related appliance parts from ChuZhou FuDa, meanwhile, ChuZhouFuDa provided tooling and new product testing service to the company at total cost of $ 9,671,848 for the fiscal quarter ended March 31, 2015.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – RELATED PARTY TRANSACTIONS (Continued)

Cost of Goods Sold (Continued)

To manufacture the related refrigerator appliance parts, Chu Zhou Fu Da needs key parts made in USA, which were purchased through Flurida Group, Inc. in USA. The costs of purchasing the parts were $ 1,594,225 in the period of January 1 to March 31, 2015.

Fulu industries (HK), Ltd provided tooling services and sold icemakers and module assembly to the Company at a cost of $ 864,336 for the fiscal quarter ended March 31, 2015.

For the fiscal quarter ended March 31, 2015, the Company had total purchase of $ 12,130,409.

At the quarter ended March 31, 2015, the company had total ending inventory at a value $ 4,389,089.

For the period of January 1 to March 31, 2015, the company had freight cost and related purchase expense of $ 22,919 and purchase return of $ 3,173.

Therefore, in the fiscal quarter ended March 31, 2015, the Company incurred a total cost of goods sold of $ 15,928,550.

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

There were no new shares issued during the period of January to December 2014.

There were no new shares issued during the period of January to March 2015.

Therefore, as of March 31, 2015 total shares issued and outstanding are 39,290,827.

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

However, for the fiscal quarter ended March 31, 2015, the Company generated significant sales revenue of $ 17,401,304. Electrolux and its subsidiaries are operated independently in various countries, the management assess that it is unlikely if Electrolux and its subsidiary discontinue the purchase in near future

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F – GOING CONCERN (Continued)

due to the Company secured a purchase order in next three years with Electrolux and its subsidiaries. In addition, the going concern may be mitigated due to the close relationship between the Company and it’s suppliers. The Company’s purchase is primarily from supplier, Chuzhou Fuda Mechanical & Electronics Co., Ltd (“ChuZhouFuDa”), which is closely related and directly managed by shareholder and director Jianfeng Ding. Besides, as of March 31, 2015, the cash and cash equivalent balance was $ 1,166,672 , the management believes that the revenues will be generated and its cash flows will be maintained to cover its operational costs and the risk of going concern is significantly low or none.

Exhibit A

	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014
Operating expenses
Administration Expense	1,719	180
Automobile Expense	794	-
Bank Service Charges	41,700	19,759
Business Registration	-	76
Certification	19,686	13,934
Computer and Internet Expenses	101	283
Depreciation Expenses	8,237	7,705
Fuel charge	1,571	1,497
Gift and Promotion	1,225	659
Industry Show	5,144	-
Insurance Expense	133	109
Meals and Entertainment	14,382	12,311
Office Supplies	3,049	956
Parking Fee	158	261
Payroll Expenses	206,392	178,154
Postage and Shipping	14,925	1,509
Professional Fees	27,730	16,511
Rent Expense	16,639	9,199
Repair and Maintenance	1,217	6,681
Research and Development Expense	44,227	11,597
Service Cost	626	929
Telephone Expense	3,377	2,861
Travel Expense
Airfare	15,872	17,606
Car Rental	3,108	3,489
Hotel Expense	12,208	17,369
Local Transportation	1,482	1,041
Travel Expense - Other	48,427
Total Travel Expense	81,097	39,505
Utilities	895	622
Total Operating Expenses	495,024	325,300

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

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

Overview

Our business is the sale of appliance parts in Asia, Europe, Australia, North and South America. The main products that we sell to these markets are icemakers, motors, ice water dispensing system and appliance assemblies. The products we were developing in the prior year such as high efficiency-motor, crush motor, module, automatic ice maker and wire harness already started mass production in the first quarter. We have completed developing the vegetable dry system for Electrolux and electronic ice maker for GE, and both are waiting for the customers’ orders to start mass production, which we anticipate will be in the second quarter of this year.  In addition to these products, this year we continue to focus our research and development on our own brand new finished product, a three–in-one ice water dispenser machine. We hope to start selling this product by the end of this year.  We also have plans to develop the ice maker for commercial use and D/C motor technology.

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

■

Automatic Refrigerator Build-in Icemaker: The automatic refrigerator build-in icemaker is designed for household refrigeration products, such as refrigerator, under-counter refrigerator, freezer to make the ice cubes automatically

■

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

■

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

■

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

■

Module: Module is a dispensing module for refrigerator. It is a complete automatic ice making and dispensing system that can dispense cubed ice, crushed ice and water. Module is located in the door of a refrigerator; when press the water or ice paddles, the seal will open to dispensing water or ice cubes.

■

Ice Crush motor: Ice crush motor is the gear box motor to drive the auger and push the ice in the bucket to blades for ice crush purpose. The product is used for automatic ice crushing on built-in Ice Water Dispensing systems.

■	Wire Harness: includes wires, connectors and terminals which electrically connects our products to the customers’ products.

■	Automatic icemaker for Haier: We have started mass production of the automatic icemaker for Haier USA

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

Results of Operations

For the three month period ended March 31, 2015 vs. March 31, 2014.

Revenue

For the three month period ended March 31, 2015, the Company had net total revenue of $ 13,716,571 to the Company’s Europe, North and South America customers, and Asia.

For the three month period ended March 31, 2015, the Company had net total revenue of $ 13,716,571, which was increased 80% than the three month period ended March 31, 2014 total net revenue of $ 7,638,139. This increase was because most of main customers sales went up due to improved economic situation worldwide, plus new product sales continued through the quarter ended March 31, 2015 and are still continuing. $ 2,528,067 out of $ 13,716,571 was new product sales, which is 18% of total sales in the fiscal quarter ended March 31, 2015.

For the period July 1 to March 31, 2015, the Company sold icemakers, high efficiency motor, module assembly, wire harness, motors, thermostats, related refrigerator appliance, and stoves to North America, which included Electrolux USA, Haier America Research & Development Co, Stanco Metal Products, Exact Replacement Parts, others America corporation, and The Paradigm Project , for total sales of $ 10,849,924. The icemakers, assembly, motors, and related parts were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd; all the icemakers, motors, assembly, and related parts were shipped out at FOB shipping point Nanjing, China. The stoves were manufactured and supplied by Qing Dao Fu Da, and were shipped out at FOB shipping point at Qingdao, China.

For the fiscal quarter ended March 31, 2015, the Company sold components and appliance parts to Electrolux –Australia for $ 139,347. The components were manufactured and supplied by Chu Zhou Fu Da Mechanical and Electronics; all the icemakers and components were shipped out at FOB shipping point Nanjing, China.

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

For the period of July 1 to March 31, 2015, the Company sold thermostats and other related key parts for icemakers and motors, and sold dampers to ChuZhouFuDa. Flurida Group purchased some of the parts from Wako Electronics, Inc., an US Company located at Louisville, KY 40299. Flurida Group also sold Rocker Switch, the key parts for icemakers, to ChuZhouFuDa. The parts, Rocker Switch, were used for the icemakers .The Company purchased the parts, Rocker Switch, from CW Industries, an US Company located at Southampton, PA; and also Flurida Group purchased dampers from Nidec Sankyo Corporation, and then sold to ChuZhouFuDa. Flurida Group, Inc. adds averaged 5% - 10% margin based on the cost of purchase, then sold to them, so, $ 2,273,701 were sold and invoiced to ChuZhouFuDa for the fiscal quarter ended March 31, 2015.

In summary, for the period of July 1 to March 31, 2015, the Company incurred the total gross sales of $ 13,854,571. The Company had sales return and allowance of $ 138,000, so, a total of $ 13,716,571 net sales were recorded.

In both three month period ended March 31, 2015 and 2013 sales, more than 82% of total revenues were generated through Electrolux controlled subsidiaries in various countries. Electrolux Group operated its each subsidiary independently in each country, and all the sales orders and sales contracts were negotiated and signed independently. Accordingly, we believe that lack of one or a few subsidiaries of Electrolux sales order may have effect on our overall sales revenue, but the effects were slightly reduced in 2014 vs 2013. Because we signed separate long-term distribution agreements with various Electrolux subsidiaries, we believe the risk of loss the contracts with Electrolux is significantly reduced.

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

From the period July 1 to March 31, 2015, Flurida Group, Inc. purchased Stoves and parts from Qingdao FuDa Electronic at total cost of $ 26,755 for FOB shipping point at Qingdao, China.

The Company purchased Icemakers, motors, high efficiency motor, dac boxes, deflectors, and parts from ChuZhou FuDa at total cost of $ 10,818,315 for FOB shipping point at Nanjing, China.

To manufacture the related refrigerator appliance parts, Chu Zhou Fu Da needs key parts made in USA, which were purchased through Flurida Group, Inc. in USA. The costs of purchasing the parts were $ 2,151,125 in the period of July to March 31, 2015.

Fulu industries (HK),Ltd provided tooling services and sold icemakers and Module assembly to the Company at a cost of $ 876,678 for the fiscal quarter ended March 31, 2015.

For the fiscal quarter ended March 31, 2015, the Company had total purchase of $ 13,872,873.

At the periods ended March 31, 2015, the company had total ending inventory at a value $ 6,975,311.

For the period of July 1 to March 31, 2015, the company had freight cost of $ 13,943 and purchase return of $ 2,290.

Therefore, in the fiscal quarter ended March 31, 2015, the Company incurred a total cost of goods sold of $ 12,634,680 which was increased 81 % comparing to the three month period ended March 31, 2014 cost of goods sold of $ 6,985,287. The increase of cost of goods sold was due to the sales increase, increasing labor costs, and raw materials.

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

Expense

Our operation expenses consist of selling, general and administrative expenses, and research & development expenses, and depreciation expenses:

	Three Months Ended
	March 31, 2015	March 31, 2014
Operating expenses
Administration Expense	1,144	765
Automobile Expense	-	-
Bank Service Charges	43,181	22,521
Business Registration	507	-
Certification	19,395	16,705
Depreciation Expenses	8,175	6,482
Fuel charge	3,761	426
Gift and Promotion	4,886	5,310
Insurance Expense	1,099	1,007
Meals and Entertainment	12,616	14,937
Office Supplies	2,629	968
Parking Fee	727	166
Payroll Expense – ER	7,042	5,468
Payroll Expenses – EE	159,722	135,385
Penalty & Fine Expenses	62	250
Postage and Shipping	4,229	2,093
Professional Fees
Accounting & Auditing service
Auditing Factory	2,370	2,370
Commission and Consulting Fee	30,380	22,000
Legal Fee	3,750	3,750
Edgar SEC Filing fee	1,561	4,717
Transfer Agent Service	700	600
Total Professional Fees	38,761	33,437
Rent Expense	17,187	13,317
Repair and Maintenance		1,760
Research and Development Expense	7,381	4,717
Service Cost	170	2,225
Telephone and Internet Expense	2,680	2,994
Travel Expense
Airfare	21,886	20,349
Car Rental	6,266	5,464
Hotel Expense	23,512	10,127
Local Transportation	2,060	-
Travel Expense-Other	-	215
Total Travel Expense	53,724	36,155
Utilities	768	637
Total Operating Expenses	389,846	307,725

Started from June 2014, Flurida Group stayed the salaries amount of officers Jianfeng Ding, Yaru Huang, and Ying Zhong for $350,000, $86,520, $ 86,520. And Flurida Group USA hired employees to taking care of the office, research and development, and marketing activities, therefore, the Company incurred a total payroll expense of $ 166,764 for the three month period ended March 31, 2015. For maintaining and operating the business, the Company expensed a total of $ 30,380 commission and consulting fee. In order to increasing the sales in Europe and North America, the Company expensed $ 19,395 certification fees on the products we sold or exported in the period of July 1 to March 31, 2015. Due to the raise of sale volume and customers, the Company had travel expenses of $ 53,724, and had equipment and research development expenses of $ 7,381.

We expect selling, general, and administrative expenses to increase in future periods assuming the trend of increased sales continues.

Income Taxes

We are subject to income taxes in the U.S. and we incurred income tax expense of $222,817 and $ 148,722 for the three month period ended March 31, 2015 and 2013 respectively. As of March 31, 2015, the company had income taxes payable of $ 257,998.

Net Income (Loss)

For the reasons set forth above, we had a net income of $459,467 and $ 186,437 for three month period ended March 31, 2015 and 2013 respectively.

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

Liquidity and Capital Resources

	At March 31,	At March 31,	At December 31,
	2015	2014	2014

Current Ratio*	1.33	1.28	1.43
Cash	$1,182,892	$2,693,926	$1,116,298
Working Capital**	$2,920,872	$2,079,725	$2,114,879
Total Assets	$12,205,789	$9,888,423	$7,313,737
Total Liabilities	$9,192,133	$7,718,476	$5,101,544

Total Equity	$3,013,656	$2,169,947	$2,212,193

Total Debt/Equity***	3.05	3.56	2.31

_________

* Current Ratio = Current Assets /Current Liabilities

** Working Capital = Current Assets - Current Liabilities

*** Total Debt / Equity = Total Liabilities / Total Shareholders’ Equity.

The Company’s overall working capital was increased in the nine month period ended March 31, 2015 comparing to nine month period ended March 31, 2014, due to the overall increase of the accounts receivable and inventory; and, the Company’s current ratio was also increased as March 31, 2015 comparing to 2013 due to the increase of the accounts receivable and increase of the current liabilities.

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

The outstanding loan amount on the prior Loan Agreement in effect was $ 0.00 as of March 31, 2015.

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

The Company had cash and cash equivalents of $ 1,182,892 at March 31, 2015 and $ 2,920,872 of working capital and $ 1,116,298 at December 31, 2013 and $ 2,114,879 of working capital.

The total debt of $ 9,192,133 for March 31, 2015 included total of $ 5,957,525 for Chu Zhou Fu Da, $ 26,755 for Qingdao FuDa, $ 2,256,681 for Fulu Industries(HK),Ltd, $ 293,161 for US suppliers, $ 30,499 for salary and payroll tax payable, and $ 54,726 for all other account payable, $ 257,998 income tax liabilities, and $ 314,788 unearned revenue.

Our independent auditor has indicated that our customer concentration may raise doubt about its ability to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations. However, due to the close relationship between the Company and its supplier, Chuzhou Fu Da, which is closely related and directly managed by shareholder and director Jianfeng Ding. Besides, as of March 31, 2015, the cash and cash equivalent balance was $ 1,182,892 and account receivable was $ 3,954,802, the management believes that the revenues will be generated and its cash flows will be maintained to cover its operational costs and the risk of going concern in long term is significantly low.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at March 31, 2015 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at March 31, 2015, our disclosure controls and procedures are not effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the Company's last three month period that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities.

None.

(b) Use of Proceeds.

The Registrant did not sell any unregistered securities during the three months ended March 31, 2015.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

(a) Exhibits.

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002.

32.2 *	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002.

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

Flurida Group, Inc., a Nevada corporation

May 12, 2015	By:	/s/ Jianfeng Ding
Jianfeng Ding
Principal Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Jianfeng Ding	Jianfeng Ding	Principal Executive Officer and Director	May 12, 2015

/s/ Yaru Hang	Yaru Hang	Principal Financial Officer and Principal	May 12, 2015
Accounting Officer

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

32.2 *	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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

