Form 10-Q
period 2015-06-30
FLURIDA GROUP INC
filed 2015-08-13
CIK 1430960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______ to _______

Commission file number 333-151200

FLURIDA GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	3469	26-0688130
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(IRS I.D.)

45-D Butterfield Circle El Paso, TX	79906
(Address of principal executive offices)	(Zip Code)

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

As of August 13, 2015 there were 39,290,827 shares issued and outstanding of the registrant’s common stock.

2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

FLURIDA GROUP, INC.

Financial Statements

(Unaudited)

As of June 30, 2015 and 2014

3

FLURIDA GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	June 30	December 31
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$9,044,528	$1,825,148
Accounts receivable, net	6,449,190	3,055,270
Inventory	680,807	8,167,484
Short term Investment	-	2,618,000
Total Current Assets	$16,174,525	$15,665,902

Property, plant and equipment, net	$68,796	$78,319

Other assets:
Security deposit	6,264	6,264
Total Other Assets	$6,264	$6,264

TOTAL ASSETS	$16,249,585	$15,750,485

LIABILITIES & EQUITY
Current liabilities:
Account payable	$11,472,933	$11,256,059
Income taxes payable	328,813	177,998
Unearned revenue	252,992	303,071
Total current liabilities	$12,054,738	$11,737,128

Other Current Liabilities:
Loan from the Bank	$-	$800,000
Other payable	300,000	300,000
Total Other Current Liabilities	$300,000	$1,100,000

Total Liabilities	$12,354,738	$12,837,128

Stockholders' Equity:
Common stock, $0.001 par value; 200,000,000 shares authorized; 39,290,827 shares issued and outstanding.	$39,291	$39,291
Paid-in capital	1,251,313	1,251,313
Retained earnings	2,845,024	1,482,938
Accumulated other comprehensive Income (loss)	(240,781)	139,815

Total stockholders' equity	$3,894,847	$2,913,357
TOTAL LIABILITIES & EQUITY	$16,249,585	$15,750,485

FLURIDA GROUP, INC.

CONSOLIDATED STATEMENT OF OPERATION

	Six Months Ended		Three Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	Unaudited	Unaudited	Unaudited	Unaudited
Revenues:	$36,566,635	$15,860,844	$19,165,331	$8,105,392
Cost of Goods Sold	$33,553,937	$14,530,397	$17,625,388	$7,441,980
Gross Profit	$3,012,698	$1,330,447	$1,539,943	$663,412
Operating expenses:
Research and development	125,479	19,658	81,251	8,061

Selling, general and administrative expenses	1,000,678	679,788	556,944	373,790

Depreciation and amortization expenses	16,357	15,842	8,120	8,137
Total Operating Expenses	$1,142,514	$715,288	$646,315	$389,988

Operating Income	$1,870,184	$615,159	$893,628	$273,424

Investment income, net	$3,005	$44	$3,000	$18
Interest expense, net	9,488	28,666	3,000	7,556
Income before taxes	$1,863,701	$586,537	$893,628	$265,886
Income tax expense	501,615	230,767	280,150	100,937
Net income	$1,362,086	$355,770	$613,478	$164,949

Net Income per common share-Basics	$0.04	$0.01	$0.02	$0.00
Net Income per common share-Diluted	$0.04	$0.01	$0.02	$0.00

Other comprehensive Income (Loss), net of tax:
Foreign currency translation adjustments	(380,596)	(801)	(4,665)	(6,256)
Total other comprehensive Income (Loss)	$(380,596)	$(801)	$(4,665)	$(6,256)
Comprehensive Income (Loss)	$981,490	$354,969	$608,813	$158,693

FLURIDA GROUP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY

FOR THE PERIOD ENDED June 30, 2015

			Additional		Accumulated Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, December 31, 2006				$(1,500)		$(1,500)

Balance, December 31, 2007	27,291,760	$27,292	$63,406	$(20,619)	$(126)	$69,953

Balance, December 31, 2008	38,990,827	$38,991	$1,221,613	$(214,698)	$29,471	$1,075,377

Balance, December 31, 2009	38,990,827	$38,991	$1,221,613	$(23,633)	$48,979	$1,285,950

Balance, December 31, 2010	38,990,827	$38,991	$1,221,613	$187,572	$5,523	$1,453,699

Balance, December 31, 2011	38,990,827	$38,991	$1,221,613	$388,073	$11,065	$1,659,742

Issuance of common stocks to Williams @ 0.10 per share on November 1, 2012	300,000	$300	$29,700			$30,000

Adjustment for Exchange rate changes					$(11,242)	$(11,242)

Net Income for the year ended December 31, 2012				$155,091		$155,091
Balance, December 31, 2012	39,290,827	$39,291	$1,251,313	$543,164	$(177)	$1,833,591

Adjustment for Exchange rate changes					$50,425	$50,425

Net Income for the year ended December 31, 2013				$328,177		$328,177
Balance, December 31, 2013	39,290,827	$39,291	$1,251,313	$871,341	$50,248	$2,212,193

Adjustment for Exchange rate changes					$89,567	$89,567

Net Income for the year ended December 31, 2014				$611,597		$611,597
Balance, December 31, 2014	39,290,827	$39,291	$1,251,313	$1,482,938	$139,815	$2,913,357

Adjustment for Exchange rate changes					$(380,596)	$(380,596)

Net Income for the period ended June 30, 2015				$1,362,086		$1,362,086
Balance, June 30, 2015	39,290,827	$39,291	$1,251,313	$2,845,024	$(240,781)	$3,894,847

FLURIDA GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended		Three Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Operating Activities:	Unaudited	Unaudited	Unaudited	Unaudited
Net Income	$1,362,086	$355,770	$613,478	$164,949
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	16,357	15,842	8,120	8,137
Inventory	7,486,677	(1,906,781)	3,708,282	(2,025,977)
Account receivable	(3,393,920)	(397,034)	1,420,463	178,282
Unearned revenue	(50,079)	138,835	9,750	74,037
Decrease in other Payable	-	(75,000)	-	-
Decrease in income tax payable	150,815	(36,307)	79,350	(30,337)
Increase in account payable	216,873	3,233,064	2,348,811	3,530,193
Net cash provided by operating activities	$5,788,809	$1,328,389	$8,188,254	$1,899,284
Investing Activities:
Purchase of investment instrument	2,618,000	-	-	-
Purchase Property	(6,833)	(18,887)	(5,733)	(3,646)
Net cash provided by investing activities	$2,611,167	$(18,887)	$(5,733)	$(3,646)
Financing Activities:
Proceeds from issuance of common stock	-	-	-	-
Loan from the Bank	(800,000)	(1,800,000)	(300,000)	(2,200,000)
Loan return from supplier	-	-	-	-
Net cash provided by financing activities	$(800,000)	$(1,800,000)	$(300,000)	$(2,200,000)

Effect of Exchange Rate on Cash	$(380,596)	$(801)	$(4,665)	$(6,256)
Net increase (decrease) in cash and cash equivalents	$7,219,380	$(491,299)	$7,877,856	$(310,618)
Cash and cash equivalents at beginning of the period	$1,825,148	$1,116,298	$1,166,672	$935,617
Cash and cash equivalents at end of the period	$9,044,528	$624,999	$9,044,528	$624,999

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A- BUSINESS DESCRIPTION

Flurida Group, Inc. (the “Company”), incorporated under the laws of Nevada on December 19, 2006, with registered address at 502 East John Street, Carson City, NV 89706. The Company has its operating office located at 45-D Butterfield Circle, El Paso, TX 79906.

Flurida Group leased a research and development center at 24412 S Main Street, Carson, CA 90745.

Flurida Group also has branch located at 2439 Haider Ave, Naperville, IL 60564.

The Company’s main business includes sourcing, distribution and marketing of appliance components and assemblies in Asia, Europe, Australia, North and South America. Those products include ice maker; ice dispenser; high efficiency motor, crashed motor, wire harness, module, etc. In additionally, the company also working with their business partners to develop the finished products such as ice water dispenser system, vegetable dryer and efficiency stove.

These parts are manufactured in China most by Chuzhou Fuda Mechanical & Electronics Co., Ltd (“ChuZhou Fuda”). ChuZhou Fuda was an appliance components and sub-assemblies manufacturer established on March 18, 2008 and located in Chuzhou City, Anhui Province, China.

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

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

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continue)

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

For the period of January to June 30, 2015, the Company purchased $ 4,851 Furniture and equipment, and $ 1,982 Computer and data process equipment.

As of June 30, 2015, the company has furniture, Computer and data processing equipment, and equipment at apurchase cost of $ 180,607, and $ 111,811 of accumulated depreciation expense was recorded.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continue)

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

Account Receivable

As of June 30, 2015, the company had a total of $ 6,449,190 account receivable from it major customers, which included $ 1,537,342 of ChuZhou Fuda, $ 4,119,922 of Electrolux North America, $ 601,599 Electrolux Europe and its subsidiaries, $ 45,603 of Haier America Research & Develpment Co., and $ 144,724 other America corporations.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Account Payable

The Company incurred accounts payable including professional fees, purchases, payroll and payroll tax liability, and other service fee payables.

As of June 30, 2015, the company had a total of $ 11,472,933 account payable, which was included $ 8,368,912 for Chu Zhou Fu Da, $ 2,500,651 for Fulu Finance Management Limited, $ 214,271 for US suppliers, $ 57,979 for salary and payroll tax payable, and $ 61,120 for all other account payable.

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

As of June 30, 2015, the Company has outstanding loan balance of $ 0.00 from East West Bank.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Tax Payable

For the period of April 1 to June 30, 2015 and 2014, the Company incurred income tax expense of $ 280,150 and $ 100,937 respectively. As of June 30, 2015, the income taxes payable of the Company was $ 328,813.

Inventory

The inventory was valued at cost of purchase from suppliers.

On June, 2008, Flurida Group, Inc signed consigned inventory agreements with Electrolux Home Products De Mexico, S.A. DEC.V., and Electrolux Home Products at Anderson, South Carolina (Electrolux), under the term of the agreements, the supplier, Flurida Group, Inc, agreed to produce, to maintainthe transit the customized products per Electrolux’s specification. Electrolux maintain a storage location within Electrolux’s Juarez site for consigned inventory. And Flurida Group, Inc is facilitated to use of Electrolux’s storage location at such site to the sale of products to Electrolux; Electrolux will provide labor resources for receipt, stock up, and pulls of consigned products. Flurida Group, Inc., retains title and ownership of products while in transit to Electrolux’s site and while stored in the consigned inventory location.Title and ownership will pass to Electrolux when they withdraw products from the consigned inventory location.

Upon withdrawal, Electrolux will pay for it under the payment term stated in the purchasing order correspond with the withdraw products.Products residing in the consigned inventory for 90 days with no activity due to non communicated demand change will no longer qualify for consignment, and will be considered as withdrawn product after 90 days. Accordingly, title passage and invoicing shall occur on such product per the term.

On July, 2012, Flurida Group, Inc signed deposit inventory agreements with Electrolux Italia S.p.A., which was effective in January 2013. under the term of the agreements, the supplier, Flurida Group, Inc, agreed to produce, to maintainthe transit the customized products per Electrolux’s specification. Electrolux maintain a storage location within Electrolux’s Italia site for consigned inventory. And Flurida Group, Inc is facilitated to use of Electrolux’s storage site located at Treviso, Italy to deposit the products to selling Electrolux; Electrolux will provide labor resources for receipt, stock up, and pulls of consigned products. Flurida Group, Inc., retains title and ownership of products while in transit to Electrolux’s site and while stored in the consigned inventory location.Title and ownership will pass to Electrolux when they withdraw products from the consigned inventory location.Upon withdrawal, Electrolux will pay for it under the 60 days payment term stated in the Frame Agreement.Products residing in the consigned inventory for 30 days with no activity due to non communicated demand change will no longer qualify for consignment, and will be considered as withdrawn product after 30 days. Accordingly, title passage and invoicing shall occur on such product per the term.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventory (Continued)

On June 25, 2013, Flurida Group, Inc signed consignment inventory agreements with Electrolux Hungary S.p.A., which was effective in September 2013. under the term of the agreements, the supplier, Flurida Group, Inc, agreed to produce, to maintainthe transit the customized products per Electrolux’s specification. Electrolux maintain a storage location within Electrolux’s Hungary site for consigned inventory. Electrolux is responsible, at its own cost, for the suitable storage and administration of the consignment stock. Flurida Group, Inc., retainstitle and ownership of products while in transit to Electrolux’s site and while stored in the consigned inventory location.Title and ownership will pass to Electrolux when they withdraw products from the consigned inventory location.

Products not drawn from the consignment stock within 30 days of delivery shall be deemed to be withdrawn on the 31st day after delivery to the warehouse. Accordingly, title passage and invoicing shall occur on such product per the term.

On July, 2013, Flurida Group, Inc. entered into a managed inventory program agreement with Electrolux Australia, which was effective in September 2013.

Under the term of the agreements, the supplier, Flurida Group, Inc, agreed to produce, to maintain and transit the customized products per Electrolux’s specification. Electrolux has appointed a third party to manage its warehousing (“Distribution Centre”) who will maintain and operate the inventories. Flurida Group, Inc., retains title and ownership of products while in transit and while stored in Distribution Centre.Title and ownership will pass to Electrolux when they withdraw products from the Distribution Centre. Upon withdrawal, Electrolux will pay for it under the 90 days payment term stated in the Purchase Agreement.

As of June 30, 2015 there were 35,586 pieces motors in Electrolux Anderson warehouse as of consignment inventory. There were 9,888 pieces Dac boxes and 4,000 pieces deflector in Electrolux Italy warehouse as of consignment inventory. There were 26,208 pieces Dac boxes, 2,240 pieces motors, and 10,672 pieces deflector in Electrolux Hungary warehouse as of consignment inventory.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventory (Continued)

The company has 25,920 pieces Dac boxes, 8,960 pieces motors, and 26,592 pieces deflectors been shipped out at FOB shipping point Nanjing, China to Electrolux Hungary warehouse. The company also have 1,530 pieces crusher motors, 2,080 pieces Frame, 2,160 pieces Ice Bin, and 2,268 pieces dispensers been shipped out at FOB shipping point Nanjing, China to Electrolux Austria warehouse. Those purchases haven’t considered as a sale or a consignment inventory at the period ended June 30, 2015. However, it’s the in transit inventories of Flurida Group, Inc.

And there are 1,936 pieces icemakers and 6,048 pieces wire harness stored at El Paso warehouse as inventory of Flurida Group as of June 30, 2015.

Moreover, the Company had purchased $ 22,720 switches and parts from their US supplier, and had not shipped and sold back to their China suppliers yet.

As a result, as of June 30, 2015, the company had total inventory at a value $ 680,807.

Revenues Recognition

Revenues include sales of appliance parts in North America, Australia, South America, Europe, and Asia.

Revenues are recognized from product sales upon shipment, which is the point in time when risk of loss is transferred to the customer, net of estimated returns and allowances.

For the fiscal quarter ended June 30, 2015, the Company had total net revenue of $ 19,165,331.

For the period April 1 to June 30, 2015, the Company sold icemakers, high efficiency motor, module assembly, wire harness, motors,thermostats, and related refrigerator appliance to North America, which included Electrolux USA, Haier America Research & Development Co, Exact Replacement Parts, and others America corporation,for total sales of $17,412,194. The icemakers, assembly, motors, and related parts were manufactured and supplied by ChuZhou FuDaMechanical and Electronics Co., Ltd; all the icemakers, motors, assembly, and related parts were shipped out at FOB shipping point Nanjing, China.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenues Recognition

For the fiscal quarter ended June 30, 2015, the Company sold components and appliance parts to Electrolux -Australia for $111,426. The components were manufactured and supplied by Chu Zhou Fu Da Mechanical and Electronics;all the icemakers and components were shipped out at FOB shipping point Nanjing, China.

The Company sold Motors and other parts to Electrolux - Do Brasil for $73,952. The motors were manufactured and supplied by ChuZhou FuDaMechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

For the period April1 to June 30, 2015, the Company sold motors, DAC Boxes, Deflector, and related refrigerator appliance to Europe, which included Electrolux Italy, Electrolux Hungry, Electrolux Sweden, and Gotene Plast AB,for total sales of $513,895. The DAC Boxes, Deflector, Motors, and other related parts were manufactured and supplied by Chu Zhou Fuda; all the DAC Boxes magnets, and motors were shipped out at FOB shipping point Nanjing, China.

The Company also sold icemakers and related parts to Asia for $13,381. The icemakers and parts were manufactured and supplied by Chu Zhou Fuda;all the icemakers were shipped out at FOB shipping point Nanjing, China.

For the period of April 1 to June 30, 2015, the Company sold thermostats and other related key parts for icemakers and motors, and sold dampers to ChuZhouFuDa. Flurida Group purchased some of the parts from Wako Electronics, Inc., an US Company located at Louisville, KY 40299. Flurida Group also sold Rocker Switch, the key parts for icemakers, to ChuZhouFuDa. The parts, Rocker Switch, were used for the icemakers. The Company purchased the parts, Rocker Switch, from CW Industries, an US Company located at Southampton, PA; and also Flurida Group purchased dampers from Nidec Sankyo Corporation, and then sold to ChuZhouFuDa. Flurida Group, Inc. addsaveraged 5% - 10% margin based on the cost of purchase, then sold to them, so, $1,041,336 were sold and invoiced to ChuZhouFuDa for the fiscal quarter ended June 30, 2015.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenues Recognition (Continued)

In summary, for the period of April 1 to June 30, 2015, the Company incurred the total gross sales of $19,166,184. And the Company had sales return and allowance and sales discount of $853, so, a total of $19,165,331 net sales were recorded. The cost of goods sold is discussed in details in Note C, Related Party Transactions.

Operating Expense

Operating Expenses includes research and development expense, all selling, general and administrative expenses, and depreciation expenses for Flurida Group Inc. For the fiscal quarter ended June 30, 2015 and 2014, the Company had total operating expensesof $ 646,315 and $ 389,988 respectively, which include the research and development expense of $ 81,251 and $ 8,061, and depreciation expenses of $ 8,120 and $ 8,137, and selling, general and administrative expense of $ 556,944 and $ 373,790. Detail was showed on Exhibit A.

Research and Development Expense

The primary function of the research and development center at Flurida Group Inc. is to discover and create new knowledge about scientific and technological topics in order to develop valuable products, processes and services for our customers. The company has continually developed the new product such as electronic controlled icemaker, main wire harnesses for controlling the functions of refrigerator products, and D/C motor technology. In this fiscal year, the Company has launched production of the high efficiency motors for evaporator fan assemblies.

Research and development center is working on the development of the vegetable dryer system. The company is still focusing on developing the own new finished product which called 3 in 1 ice and water dispenser, and it marketed and distributed under Flurida Group brand name. Now, those finished products already got UL certification and will be lunched to the US market in the next quarter.

The Company had total research and development expense of $ 81,251 and $ 8,601 for fiscal quarter ended June 30, 2015 and 2014 respectively.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Professional Fee

Professional fees are consist of accounting and auditing fee, legal fee, commission and consulting expenses, SEC filing fee, and other professional expenses. The total professional fees were $ 75,118 and $ 77,606 for the fiscal quarter ended June 30, 2015 and 2014 respectively.

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

The total payroll expenses for the fiscal quarter ended June 30, 2015 and 2014 were listed as follows:

	Three Months Ended
	June 30, 2015	June 30, 2014
Payroll Expense - ER
Federal Unemployment Tax
State Unemployment Tax	71	134
US Medicare Tax - ER	2,549	2,351
US Social Security Tax -ER	7,394	6,456
Payroll Expense - ER - Other	-	-
Total Payroll Expense - ER	10,014	8,941
Payroll Expenses - EE
Federal Tax Withholding	36,910	34,611
State Tax Withholding	10,991	11,155
US Medicare Tax -EE	2,549	2,351
US Net Salaries payment - EE	117,919	107,711
US Social Security Tax - EE	7,394	6,456
Total Payroll Expenses - EE	175,763	162,284

Total Payroll Expenses	$185,777	$171,225

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

Business Combinations -The new guidance on business combinations retains the underlying concepts of the previously issued standard in that the acquirer of a business is required to account for the business combination at fair value. As with previous guidance, the assets and liabilities of the acquired business are recorded at their fair values at the date of acquisition. The excess of the purchase price over the estimated fair values are recorded as goodwill.

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

Fair Value Measurements and Disclosures - The pronouncements define fair value, establish guidelines for measuring fair value, and expand disclosures regarding fair value measurements.

Derivative Instruments and Hedging Activities - The pronouncement requires additional disclosures about the objectives of derivative instruments and hedging activities, the method of accounting for such instruments, and a tabular disclosure of the effects of such instruments and related hedged items on Financial Statements. The pronouncement does not change the accounting treatment for derivative instruments.

Variable Interest Entities and Transfers of Financial Assets and Extinguishments of Liabilities - The pronouncement on transfers of financial assets and extinguishments of liabilities removes the concept of a qualifying special-purpose entity and removes the exception from applying variable interest entity accounting to qualifying special-purpose entities. The new guidance on variable interest entities requires an entity to perform an ongoing analysis to determine whether the entity’s variable interest or interests give it a controlling financial interest in a variable interest entity. The pronouncements are effective for fiscal years beginning after November 15, 2009.

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

Comprehensive Income

The company’s comprehensive income is comprised of net income, unrealized gains and losses on marketable securities classified foreign currency translation adjustments, and unrealized gains and losses on derivative financial instruments related to foreign currency hedging. Due to the significant rate changed in Euro currency hedging, the Company incurred a foreign currency translation loss of $ 4,665 for the fiscal quarter ended June 30, 2015.

NOTE C - RELATED PARTY TRANSACTIONS

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of June 30, 2015, total 29,162,760 shares were issued to officers and directors. Please see the table below for details:

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - RELATED PARTY TRANSACTIONS (Continued)

Common Shares Issued to Executive and Non-Executive Officers and Directors (continued)

Name	Total Shares	Total Amount	Percentage
Fenglan Li	165,000	15,750	0.42%
Ying Zhong	2,000,000	200,000	5.09%
Jianfeng Ding & Yaru Huang	26,997,760	325,998	68.72%
Total	29,162,760	$541,748	74.23%

•	Based on total outstanding issued shares as of June 30, 2015: 39,290,827.

Cost of Goods Sold

The Company’s purchase is primarily from supplier, Chuzhou Fuda Mechanical & Electronics Co., Ltd (“ChuZhouFuDa”), which is related and managed by director Jianfeng Ding.

ChuZhouFuda is an appliance components and sub-assemblies manufacturer established on March 18, 2008. Chuzhou Fuda is located in Chuzhou City, Anhui Province, China. The plant space is around 600,000 sqt with 62 molding machine up to 800 metric ton and 20 assemblies lines for appliance components and assemblies.

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

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cost of Goods Sold (Continued)

Flurida Group also purchased the products from suppliers, Qingdao Fubida Electronics Co., Ltd. (“Qingdao FuDa”). It is also related and managed by director Jianfeng Ding, and established in 2003 specializing in home appliance control components and subassemblies manufacturing, and located in Qingdao City, Shandong Province, China.

At the period ended March 31, 2015, the Company had ending inventory $ 4,389,089 that was majority purchased from ChuZhou FuDa.

The Company purchased Icemakers, motors, high efficiency motor,wire harness, dac boxes, deflectors, ice bin, frame assembly, and other related appliance parts from ChuZhou FuDa, meanwhile, ChuZhouFuDa provided tooling and new product testing service to the company at total cost of $ 11,683,230 for the fiscal quarter ended June 30, 2015.

To manufacture the related refrigerator appliance parts, Chu Zhou Fu Da needs key parts made in USA, which were purchased through Flurida Group, Inc. in USA. The costs of purchasing the parts were $ 1,022,187 in the period of April 1 to June 30, 2015.

Fulu industries (HK), Ltd provided tooling services and sold module assembly to the Company at a cost of $ 1,193,335 for the fiscal quarter ended June 30, 2015.

For the fiscal quarter ended June 30, 2015, the Company had total purchase of $ 13,898,752.

At the quarter ended June 30, 2015, the company had total ending inventory at a value $ 680,807.

For the period of April 1 to June 30, 2015, the company had freight cost and related purchase expense of $ 18,354.

Therefore, in the fiscal quarter ended June 30, 2015, the Company incurred a total cost of goods sold of $ 17,625,388.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D - SHAREHOLDERS’ EQUITY

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

There were no new shares issued during the period of January to June 2015

Therefore, as of June 30, 2015 total shares issued and outstanding are 39,290,827.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E - GOING CONCERN

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

However, in the quarter ended June 30, 2015, the Company generated significant sales revenue of $19,165,331. Electrolux and its subsidiaries are operated independently in various countries, the management assess that it is unlikely if Electrolux and its subsidiary discontinue the purchase in near future due to the Company secured a purchase order in next three years with Electrolux and its subsidiaries. In addition, the going concern may be mitigated due to the close relationship between the Company and it’s suppliers. The Company’s purchase is primarily from supplier, Chuzhou Fuda Mechanical & Electronics Co., Ltd (“ChuZhouFuDa”), which is closely related and directly managed by shareholder and director Jianfeng Ding. Besides, as of June 30, 2015, the cash and cash equivalent balance was $ 9,044,528 , the management believes that the revenues will be generated and its cash flows will be maintained to cover its operational costs and the risk of going concern is significantly low or none.

Exhibit A

	Six Months Ended		Three Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Operating expenses
Administration Expense	4,936	727	3,217	547
Automobile Expense	6,461	6,409	3,938	4,650
Bank Service Charges	138,610	48,688	95,736	28,929
Business Registration	-	1,236	-	1,160
Certification	25,596	27,422	5,909	13,488
Depreciation Expenses	16,357	15,842	8,120	8,137
Gift and Promotion	7,284	2,973	6,058	2,314
Industry Show	5,144	-	-
Insurance Expense	133	305	-	196
Meals and Entertainment	31,957	22,685	17,576	10,374
Office Supplies	3,490	5,180	441	4,223
Payroll Expense	392,168	349,378	185,777	171,225
Penalty & Fine Expenses	467	-	467	-
Postage and Shipping	18,721	2,387	3,796	878
Professional Fees	102,848	94,117	75,118	77,606
Rent Expense	32,409	22,467	15,770	13,268
Repair and Maintenance	2,217	13,693	1,000	7,012
Research and Development Expense	125,479	19,658	81,251	8,061
Service Cost	626	929	-	-
Telephone and Internet Expense	8,289	5,914	4,812	2,771
Travel Expense	217,910	74,021	136,813	34,516
Utilities	1,411	1,256	516	634
Total Operating Expenses	1,142,514	715,288	646,315	389,988

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

Overview

Our business is the sale of appliance parts in Asia, Europe, Australia, North and South America. The main products that we sell to these markets are icemakers, motors, ice water dispensing system and appliance assemblies. The products we were developing in the prior year such as high efficiency-motor, crush motor, module, automatic ice maker and wire harness already started mass production. We have completed developing the vegetable dry system for Electrolux and electronic ice maker for GE, and both are waiting for the customers’ orders to start mass production, which we anticipate will be in next quarter. In addition to these products, this year we continue to focus our research and development on our own brand new finished product, a three–in-one ice water dispenser machine. We hope to start selling this product by the end of this year. We also have plans to develop the ice maker for commercial use but cannot predict when we will start on this product.

These parts are manufactured in China by Chuzhou Fuda Mechanical & Electronics Co., Ltd (“ChuZhou Fuda”). Chuzhou Fuda Mechanical & Electronics Co., Ltd., which is related and managed by shareholder and director Jianfeng Ding, is an appliance components and sub-assemblies manufacturer established on March 18, 2008. Chuzhou Fuda is located in Chuzhou City, Anhui Province, China. The plant space is around 600,000 sq. ft. with 62 molding machine up to 800 metric ton and 20 assembly lines for appliance components and assemblies.

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

•

Shade Pole Motor and Motor Assembly for Refrigerator or Freezers: The shade pole motor and motor assembly is a key part for refrigerators or freezers. Flurida Group Inc.’s motor part is designed and specified for the refrigerators or freezers made by Electrolux, an US company with headquarter in Charlotte, NC. Flurida also supplies the motors and motor assemblies to Electrolux Europe facilities in Italy and Hungary.

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

•	Wire Harness: includes wires, connectors and terminals which electrically connects our products to the customers’ products

•	Automatic icemaker for Haier: We have started mass production of the automatic icemaker for Haier USA

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

Results of Operations

For the three month period ended June 30, 2015 vs. June 30, 2014.

Revenue

For the three month period ended June 30, 2015, the Company had net total revenue of $ 19,165,331 to the Company’s Europe, Australia, North and South America customers, and Asia.

For the three month period ended June 30, 2015, the Company had net total revenue of $ 19,165,331, which was increased 136% than the three month period ended June 30, 2014 total net revenue of $ 8,105,392. This increase was because most of main customers sales went up due to improved economic situation worldwide, plus new product sales continued through the quarter ended June 30, 2015 and are still continuing.

For the period April 1 to June 30, 2015, the Company sold icemakers, high efficiency motor, module assembly, wire harness, motors,thermostats, and related refrigerator appliance to North America, which included Electrolux USA, Haier America Research & Development Co, Exact Replacement Parts, and others America corporation, for total sales of $ 17,412,194. The icemakers, assembly, motors, and related parts were manufactured and supplied by ChuZhou FuDaMechanical and Electronics Co., Ltd; all the icemakers, motors, assembly, and related parts were shipped out at FOB shipping point Nanjing, China.

For the fiscal quarter ended June 30, 2015, the Company sold components and appliance parts to Electrolux –Australia for $ 111,426. The components were manufactured and supplied by Chu Zhou Fu Da Mechanical and Electronics;all the icemakers and components were shipped out at FOB shipping point Nanjing, China.

The Company sold Motors and other parts to Electrolux – Do Brasil for $ 73,952. The motors were manufactured and supplied by ChuZhou FuDaMechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

For the period April1 to June 30, 2015, the Company sold motors,DAC Boxes, Deflector, and related refrigerator appliance to Europe, which included Electrolux Italy, Electrolux Hungry, Electrolux Sweden, and Gotene Plast AB, for total sales of $ 513,895. The DAC Boxes, Deflector, Motors, and other related parts were manufactured and supplied by Chu Zhou Fuda; all the DAC Boxes magnets, and motors were shipped out at FOB shipping point Nanjing, China.

The Company also sold icemakers and related parts to Asia for $ 13,381. The icemakers and parts were manufactured and supplied by Chu Zhou Fuda; all the icemakers were shipped out at FOB shipping point Nanjing, China.

For the period of April 1 to June 30, 2015, the Company sold thermostats and other related key parts for icemakers and motors, and sold dampers to ChuZhouFuDa. Flurida Group purchased some of the parts from Wako Electronics, Inc., an US Company located at Louisville, KY 40299. Flurida Group also sold Rocker Switch, the key parts for icemakers, to ChuZhouFuDa. The parts, Rocker Switch, were used for the icemakers. The Company purchased the parts, Rocker Switch, from CW Industries, an US Company located at Southampton, PA; and also Flurida Group purchased dampers from Nidec Sankyo Corporation, and then sold to ChuZhouFuDa. Flurida Group, Inc. adds averaged 5% - 10% margin based on the cost of purchase, then sold to them, so, $ 1,041336 were sold and invoiced to ChuZhouFuDa for the fiscal quarter ended June 30, 2015.

In summary, for the period of April 1 to June 30, 2015, the Company incurred the total gross sales of $ 19,166,184. And the Company had sales return and allowance and sales discount of $ 853, so, a total of $ 19,165,331 net sales were recorded.

In the three month period ended June 30, 2015 sales, more than 90% of total revenues were generated through Electrolux controlled subsidiaries in various countries. Electrolux Group operated its each subsidiary independently in each country, and all the sales orders and sales contracts were negotiated and signed independently. Accordingly, we believe that lack of one or a few subsidiaries of Electrolux sales order may have effect on our overall sales revenue, but the effects were slightly reduced in 2015 vs 2014. Because we signed separate long-term distribution agreements with various Electrolux subsidiaries, we believe the risk of loss the contracts with Electrolux is significantly reduced.

Cost of Revenue

Our Costs of Goods Sold, as we expected will increased slightly due to increasing labor and raw materials costs. We anticipate this trend to continue and may adjust our unit price upward to reduce the impact of rising costs.

At the period ended March 31, 2015, the Company had ending inventory $ 4,389,089 that was majority purchased from ChuZhou FuDa.

The Company purchased Icemakers, motors, high efficiency motor, wire harness, dac boxes, deflectors, ice bin, frame assembly, and other related appliance parts from ChuZhou FuDa, meanwhile, ChuZhouFuDa provided tooling and new product testing service to the company at total cost of $ 11,683,230 for the fiscal quarter ended June 30, 2015.

To manufacture the related refrigerator appliance parts, Chu Zhou Fu Da needs key parts made in USA, which were purchased through Flurida Group, Inc. in USA. The costs of purchasing the parts were $ 1,022,187 in the period of April 1 to June 30, 2015.

Fulu industries (HK), Ltd provided tooling services and sold module assembly to the Company at a cost of $ 1,193,335 for the fiscal quarter ended June 30, 2015.

For the fiscal quarter ended June 30, 2015, the Company had total purchase of $ 13,898,752.

At the quarter ended June 30, 2015, the company had total ending inventory at a value $ 680,807.

For the period of April 1 to June 30, 2015, the company had freight cost and related purchase expense of $ 18,354.

Therefore, in the fiscal quarter ended June 30, 2015, the Company incurred a total cost of goods sold of $ 17,625,388 which was increased 137 % comparing to the fiscal quarter ended June 30, 2014 cost of goods sold of $7,441,980. The increase of cost of goods sold was due to the sales increase, increasing labor costs, and raw materials.

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

Expense

Our operation expenses consist of selling, general and administrative expenses, and research & development expenses, and depreciation expenses:

	Three Months Ended
	June 30, 2015	June 30, 2014
Operating expenses
Administration Expense	3,217	547
Automobile Expense	3,938	4,650
Bank Service Charges	95,736	28,929
Business Registration	-	1,160
Certification	5,909	13,488
Depreciation Expenses	8,120	8,137
Gift and Promotion	6,058	2,314
Insurance Expense	-	196
Meals and Entertainment	17,576	10,374
Office Supplies	441	4,223
Payroll Expense	185,777	171,225
Penalty & Fine Expenses	467	-
Postage and Shipping	3,796	878
Professional Fees
Accounting & Auditing service	43,625	39,625
Auditing Factory	-	4,765
Commission and Consulting Fee	22,500	22,610
Legal Fee	7,500	7,500
Edgar SEC Filing fee	1,393	2,906
Transfer Agent Service	100	200
Total Professional Fees	75,118	77,606
Rent Expense	15,770	13,268
Repair and Maintenance	1,000	7,012
Research and Development Expense	81,251	8,061
Telephone and Internet Expense	4,812	2,771
Travel Expense
Airfare	38,634	18,139
Car Rental	4,417	2,833
Hotel Expense	23,613	10,464
Local Transportation	170	1,928
Travel Expense-Other	69,979	1,151
Total Travel Expense	136,813	34,516
Utilities	516	634
Total Operating Expenses	646,315	389,988

Started from June 2014, Flurida Group kept unchanged the salary amounts of officers Jianfeng Ding, Yaru Huang, and Ying Zhong for $350,000, $86,520, $ 86,520. And Flurida Group USA hired employees to taking care of the office, research and development, and marketing activities, therefore, the Company incurred a total payroll expense of $ 185,777 for the three month period ended June 30, 2015. For maintaining and operating the business, the Company expensed a total of $ 22,500 commission and consulting fee. In order to increasing the sales in Europe and North America, the Company expensed $ 8,120 certification fees on the products we sold or exported in the period of April 31, 2015 to June 30, 2015. Due to the raise of sale volume and customers, the Company had travel expenses of $ 136,813, and had equipment research and development expenses of $ 81,251.

We expect selling, general, and administrative expenses to increase in future periods assuming the trend of increased sales continues.

Income Taxes

We are subject to income taxes in the U.S. and we incurred income tax expense of $280,150 and $ 100,937 for the three month period ended June 30, 2015 and 2014 respectively. As of June 30, 2015, the company had income taxes payable of $ 328,913.

Net Income (Loss)

For the reasons set forth above, we had a net income of $ 613,478 and $ 164,949 for three month period ended June 30, 2015 and 2014 respectively.

For the six month period ended June 30, 2015 vs. June 30, 2014.

Revenue

For the six month period ended June 30, 2015, the Company had net total revenue of $ 36,566,635 to the Company’s Europe, Australia, North and South America customers, and Asia.

For the six month period ended June 30, 2015, the Company had net total revenue of $ 36,566,635, which was increased 131 % than the six month period ended June 30, 2014 total net revenue of $ 15,860,844. This increase was because most of main customers sales went up due to improved economic situation worldwide, plus new product sales continued through the six months period ended June 30, 2015 and are still continuing.

For the period January 1 to June 30, 2015, the Company sold icemakers, high efficiency motor, module assembly, wire harness, motors,thermostats, and related refrigerator appliance to North America, which included Electrolux USA, Haier America Research & Development Co, Exact Replacement Parts, and others America corporation, for total sales of $ 31,940,161. The icemakers, assembly, motors, and related parts were manufactured and supplied by ChuZhou FuDaMechanical and Electronics Co., Ltd; all the icemakers, motors, assembly, and related parts were shipped out at FOB shipping point Nanjing, China.

For the six months ended June 30, 2015, the Company sold components and appliance parts to Electrolux –Australia for $ 539,175. The components were manufactured and supplied by Chu Zhou Fu Da Mechanical and Electronics;all the icemakers and components were shipped out at FOB shipping point Nanjing, China.

The Company sold Motors and other parts to Electrolux – Do Brasil for $ 209,003. The motors were manufactured and supplied by ChuZhou FuDaMechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

For the period January 1, 2015 to June 30, 2015, the Company sold motors,DAC Boxes, Deflector, and related refrigerator appliance to Europe, which included Electrolux Italy, Electrolux Hungry, Electrolux Sweden, and Gotene Plast AB, for total sales of $ 903,553. The DAC Boxes, Deflector, Motors, and other related parts were manufactured and supplied by Chu Zhou Fuda; all the DAC Boxes magnets, and motors were shipped out at FOB shipping point Nanjing, China.

The Company also sold icemakers and related parts to Asia for $ 27,030. The icemakers and parts were manufactured and supplied by Chu Zhou Fuda;all the icemakers were shipped out at FOB shipping point Nanjing, China.

For the period of January 1 to June 30, 2015, the Company sold thermostats and other related key parts for icemakers and motors, and sold dampers to ChuZhouFuDa. Flurida Group purchased some of the parts from Wako Electronics, Inc., an US Company located at Louisville, KY 40299. Flurida Group also sold Rocker Switch, the key parts for icemakers, to ChuZhouFuDa. The parts, Rocker Switch, were used for the icemakers .The Company purchased the parts, Rocker Switch, from CW Industries, an US Company located atSouthampton, PA; and also Flurida Group purchased dampers from Nidec Sankyo Corporation, and then sold to ChuZhouFuDa. Flurida Group, Inc. addsaveraged 5% - 10% margin based on the cost of purchase, then sold to them, so, $ 3,021,719 were sold and invoiced to ChuZhouFuDa for the six months period ended June 30, 2015.

In summary, for the period of January 1 to June 30, 2015, the Company incurred the total gross sales of $ 36,640,640. And the Company had sales return and allowance and sales discount of $ 74,005, so, a total of $ 36,566,635 net sales were recorded.

In the six month period ended June 30, 2015 sales, more than 90% of total revenues were generated through Electrolux controlled subsidiaries in various countries. Electrolux Group operated its each subsidiary independently in each country, and all the sales orders and sales contracts were negotiated and signed independently. Accordingly, we believe that lack of one or a few subsidiaries of Electrolux sales order may have effect on our overall sales revenue, but the effects were slightly reduced in 2015 vs 2014. Because we signed separate long-term distribution agreements with various Electrolux subsidiaries, we believe the risk of loss the contracts with Electrolux is significantly reduced.

Cost of Revenue

Our Costs of Goods Sold, as we expected will increased slightly due to increasing labor and raw materials costs. We anticipate this trend to continue and may adjust our unit price upward to reduce the impact of rising costs.

At the period ended December 31, 2014, the Company had ending inventory $ 8,167,484 that was majority purchased from ChuZhou FuDa.

From the period January 1, 2015 to June 30, 2015, Flurida Group, Inc. purchased Stoves and parts from Qingdao FuDa Electronic at total cost of $ 1,020 for FOB shipping point at Qingdao, China.

The Company purchased Icemakers, motors, high efficiency motor, dac boxes, deflectors, and parts from ChuZhou FuDa at total cost of $ 21,354,058 for FOB shipping point at Nanjing, China.

To manufacture the related refrigerator appliance parts, Chu Zhou Fu Da needs key parts made in USA, which were purchased through Flurida Group, Inc. in USA. The costs of purchasing the parts were $ 2,616,412 in the period of January 1, 2015 to June 30, 2015.

Fulu industries (HK),Ltd provided tooling services and sold icemakers and Module assembly to the Company at a cost of $ 2,057,670 for the six month period ended June 30, 2015.

For the six month period ended June 30, 2015, the Company had total purchase of $ 26,029,160.

At the six month period ended June 30, 2015, the company had total ending inventory at a value $ 680,807.

For the period of January 1, 2015 to June 30, 2015, the company had freight cost of $ 41,273 and purchase return of $ 3,173.

Therefore, in the six month period ended June 30, 2015, the Company incurred a total cost of goods sold of $ 33,353,937 which was increased 131 % comparing to the six month period ended June 30, 2014 cost of goods sold of $ 14,530,397. The increase of cost of goods sold was due to the sales increase, increasing labor costs, and raw materials.

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

Expense

Our operation expenses consist of selling, general and administrative expenses, and research & development expenses, and depreciation expenses:

	Six Months Ended
	June 30, 2015	June 30, 2014
Operating expenses
Administration Expense	4,936	727
Automobile Expense	6,461	6,409
Bank Service Charges	138,610	48,688
Business Registration	-	1,236
Certification	25,596	27,422
Depreciation Expenses	16,357	15,842
Gift and Promotion	7,284	2,973
Industry Show	5,144	-
Insurance Expense	133	305
Meals and Entertainment	31,957	22,685
Office Supplies	3,490	5,180
Payroll Expense	392,168	349,378
Penalty & Fine Expenses	467	-
Postage and Shipping	18,721	2,387
Professional Fees
Accounting & Auditing service	43,625	39,625
Auditing Factory	3,630	4,765
Commission and Consulting Fee	46,500	38,384
Legal Fee	7,500	7,500
Edgar SEC Filing fee	1,393	3,243
Transfer Agent Service	200	600
Total Professional Fees	102,848	94,117
Rent Expense	32,409	22,467
Repair and Maintenance	2,217	13,693
Research and Development Expense	125,479	19,658
Service Cost	626	929
Telephone and Internet Expense	8,289	5,914
Travel Expense
Airfare	54,506	35,746
Car Rental	7,525	6,322
Hotel Expense	35,821	27,833
Local Transportation	1,652	2,969
Travel Expense-Other	118,406	1,151
Total Travel Expense	217,910	74,021
Utilities	1,411	1,256
Total Operating Expenses	1,142,514	715,288

Started from June 2014, Flurida Group kept unchanged the salary amount of officers Jianfeng Ding, Yaru Huang, and Ying Zhong for $350,000, $86,520, $ 86,520. And Flurida Group USA hired employees to taking care of the office, research and development, and marketing activities, therefore, the Company incurred a total payroll expense of $ 392,168 for the six month period ended June 30, 2015. For maintaining and operating the business, the Company expensed a total of $ 46,500 commission and consulting fee. In order to increasing the sales in Europe and North America, the Company expensed $ 25,596 certification fees on the products we sold or exported in the period of January 1, 2015 to June 30, 2015. Due to the raise of sale volume and customers, the Company had travel expenses of $ 217,910, and had research and development expenses of $ 125,479.

We expect selling, general, and administrative expenses to increase in future periods assuming the trend of increased sales continues.

Income Taxes

We are subject to income taxes in the U.S. and we incurred income tax expense of $ 501,615 and $ 230,767 for the six month period ended June 30, 2015 and 2014 respectively. As of June 30, 2015, the company had income taxes payable of $ 328,813.

Net Income (Loss)

For the reasons set forth above, we had a net income of $ 1,362,086 and $ 355,770 for six month period ended June 30, 2015 and 2014 respectively.

Commitments and Contingencies

The Company’s purchase is primarily from supplier, Chuzhou Fuda Mechanical & Electronics Co., Ltd (“ChuZhouFuDa”), which is related and managed by director Jianfeng Ding. ChuZhouFuda is an appliance components and sub-assemblies manufacturer established on March 18, 2008. Chuzhou Fuda is located in Chuzhou City, Anhui Province, China. There was no written supply agreement signed between the Company and Chuzhou Fuda. However, Chuzhou Fuda committed to the Company for the quantity and quality of products the Company ordered.

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

Liquidity and Capital Resources

	At June 30	At December 31
	2015	2014

Current Ratio *	1.31	1.23
Cash	$9,044,528	$1,825,148
Working Capital **	$3,819,787	$2,828,774
Total Assets	$16,249,585	$15,750,485
Total Liabilities	$12,354,738	$12,837,128

Total Equity	$3,897,847	$2,913,357

Total Debt/Equity ***	3.17	4.41

* Current Ratio = Current Assets /Current Liabilities

** Working Capital = Current Assets - Current Liabilities

*** Total Debt / Equity = Total Liabilities / Total Shareholders’ Equity.

The Company’s overall working capital was increased in the six month period ended June 30, 2015 comparing to six month period ended June 30, 2014, due to the overall increase of the accounts receivable and, the Company’s current ratio was also increased as of June 30, 2015 comparing to June 30, 2014 due to the increase of the accounts receivable.

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

The Company’s (“Loan Agreement”) in the principal amount of the lesser of $6,000,000 or 80% of eligible accounts receivable and 50% of book value inventory expired on July 31, 2015. We are in the process of reapplying.

The outstanding loan amount on the prior Loan Agreement in effect was $ 0.00 as of June 30, 2015.

The management will continue to improve our current business on marketing, customer services and general administrative activities effectiveness; we still continually focus on developing our new products such as LED solar house numbers, a vegetable dryer system, and a chargeable stove.

We set up a R&D center at our California location. The primary function of an R&D group is to discover and create new knowledge about scientific and technological topics for the purpose of uncovering and enabling development of valuable new products, processes, and services. The company has continually developed the new product such as electronic controlled icemaker, main wire harnesses for controlling the functions of refrigerator products, and D/C motor technology. It’s working on the development of the vegetable dryer system. The company is still focusing on developing the own new finished product which called 3 in 1 ice and water dispenser, and it marketed and distributed under Flurida Group brand name. Now, those finished products already got UL certification and are anticipated to be lunched to the US market in the next quarter.

Specifically, the management still believes that within the operating activities, the efforts of collecting accounts receivables and making payments of accounts payables still are the primary factors for the changes of cash flows in the remaining part year 2015 and will continue in later years.

The Company had cash and cash equivalents of $ 9,044,528 at June 30, 2015 and $ 3,819,787 of working capital and $ 1,825,148 at December 31, 2014 and $ 2,828,774 of working capital.

The total debt of $ 12,354,738 for June 30, 2015 included total of $ 8,368,912 for Chu Zhou Fu Da, $ 2,500,651 for Fulu Industries(HK),Ltd, $ 214,271 for US suppliers, $ 57,979 for salary and payroll tax payable, and $ 61,120 for all other account payable, $ 328,813 income tax liabilities, $ 300,000 other payable, and $ 252,992 unearned revenue.

Our independent auditor has indicated that our customer concentration may raise doubt about its ability to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations. However, due to the close relationship between the Company and its supplier, Chuzhou Fu Da, which is closely related and directly managed by shareholder and director Jianfeng Ding. Besides, as of June 30, 2015, the cash and cash equivalent balance was $ 9,044,528 and account receivable was $ 6,449,190, the management believes that the revenues will be generated and its cash flows will be maintained to cover its operational costs and the risk of going concern in long term is significantly low.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at June 30, 2015 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at June 30, 2015, our disclosure controls and procedures are not effective.

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

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities.

None.

(b) Use of Proceeds.

The Registrant did not sell any unregistered securities during the three months ended June 30, 2015.

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

Flurida Group, Inc., a Nevada corporation

August 13, 2015	By:	/s/ Jianfeng Ding
Jianfeng Ding
Principal Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Jianfeng Ding	Jianfeng Ding	Principal Executive Officer and Director	August 13, 2015

/s/ Yaru Hang	Yaru Hang	Principal Financial Officer and Principal	August 13, 2015
Accounting Officer

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002.

32.2 *	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002.

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

