Form 10-Q
period 2015-09-30
FLURIDA GROUP INC
filed 2015-11-16
CIK 1430960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Issuer's telephone number: (310) 513-0888

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

As of November 16, 2015 there were 39,290,827 shares issued and outstanding of the registrant's common stock.

2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

FLURIDA GROUP, INC.

Financial Statements

(Unaudited)

As of September 30, 2015 and 2014

3

FLURIDA GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	September 30	December 31
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$8,386,616	$1,825,148
Accounts receivable, net	7,895,367	3,055,270
Inventory	256,296	8,167,484
Prepaid Rent	2,000
Short term Investment	-	2,618,000
Total Current Assets	$16,540,279	$15,665,902

Property, plant and equipment, net	$62,518	$78,319

Other assets:
Security deposit	6,264	6,264
Total Other Assets	$6,264	$6,264

TOTAL ASSETS	$16,609,061	$15,750,485

LIABILITIES & EQUITY
Current liabilities:
Account payable	$11,149,309	$11,256,059
Income taxes payable	529,018	177,998
Unearned revenue	61,887	303,071
Total current liabilities	$11,740,214	$11,737,128

Other Current Liabilities:
Loan from the Bank	$-	$800,000
Other payable	300,000	300,000
Total Other Current Liabilities	$300,000	$1,100,000

Total Liabilities	$12,040,214	$12,837,128

Stockholders' Equity:

Common stock, $0.001 par value; 200,000,000 shares authorized; 39,290,827 shares issued and outstanding.	$39,291	$39,291

Paid-in capital	1,251,313	1,251,313

Retained earnings	3,527,699	1,482,938

Accumulated other comprehensive Income (loss)	(249,456)	139,815

Total stockholders' equity	$4,568,847	$2,913,357

TOTAL LIABILITIES & EQUITY	$16,609,061	$15,750,485

FLURIDA GROUP, INC.

CONSOLIDATED STATEMENT OF OPERATION

	Nine Months Ended		Three Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	Unaudited	Unaudited	Unaudited	Unaudited

Revenues:	$54,042,584	$29,577,415	$17,475,949	$13,716,571
Cost of Goods Sold	$49,495,643	$27,165,077	$15,941,706	$12,634,680
Gross Profit	$4,546,941	$2,412,338	$1,534,243	$1,081,891
Operating expenses:
Research and development	187,165	27,039	61,687	7,381

Selling, general and administrative expenses	1,485,613	1,054,078	484,935	374,290

Depreciation and amortization expenses	24,700	24,017	8,343	8,175
Total Operating Expenses	$1,697,478	$1,105,134	$554,965	$389,846

Operating Income	$2,849,463	$1,307,204	$979,278	$692,045

Investment income, net	$6,606	$72	$3,602	$28
Interest expense, net	9,488	38,456		9,789
Income before taxes	$2,846,581	$1,268,820	$982,880	$682,284
Income tax expense	801,820	453,584	300,205	222,817
Net income	$2,044,761	$815,236	$682,675	$459,467

Net Income per common share-Basic	$0.05	$0.02	$0.02	$0.01
Net Income per common share-Diluted	$0.05	$0.02	$0.02	$0.01

Other comprehensive Income (Loss), net of tax:
Foreign currency translation adjustments	(389,271)	(13,773)	(8,674)	(12,972)
Total other comprehensive Income (Loss)	$(389,271)	$(13,773)	$(8,674)	$(12,972)
Comprehensive Income (Loss)	$1,655,490	$801,463	$674,001	$446,495

FLURIDA GROUP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY

FOR THE PERIOD ENDED SEPTEMBER 30, 2015

			Additional		Accumulated Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, December 31, 2006				$(1,500)		$(1,500)

Balance, December 31, 2007	27,291,760	$27,292	$63,406	$(20,619)	$(126)	$69,953

Balance, December 31, 2008	38,990,827	$38,991	$1,221,613	$(214,698)	$29,471	$1,075,377

Balance, December 31, 2009	38,990,827	$38,991	$1,221,613	$(23,633)	$48,979	$1,285,950

Balance, December 31, 2010	38,990,827	$38,991	$1,221,613	$187,572	$5,523	$1,453,699

Balance, December 31, 2011	38,990,827	$38,991	$1,221,613	$388,073	$11,065	$1,659,742

Issuance of common stocks to Williams @ 0.10 per share on November 1, 2012	300,000	$300	$29,700			$30,000

Adjustment for Exchange rate changes					$(11,242)	$(11,242)

Net Income for the year ended December 31, 2012				$155,091		$155,091
Balance, December 31, 2012	39,290,827	$39,291	$1,251,313	$543,164	$(177)	$1,833,591

Adjustment for Exchange rate changes					$50,425	$50,425

Net Income for the year
ended December 31, 2013				$328,177		$328,177
Balance, December 31, 2013	39,290,827	$39,291	$1,251,313	$871,341	$50,248	$2,212,193
Adjustment for Exchange
rate changes					$89,567	$89,567

Net Income for the year ended December 31, 2014				$611,597		$611,597
Balance, December 31, 2014	39,290,827	$39,291	$1,251,313	$1,482,938	$139,815	$2,913,357

Adjustment for Exchange rate changes					$(389,271)	$(389,271)

Net Income for the period ended September 30, 2015				$2,044,761		$2,044,761
Balance, September 30, 2015	39,290,827	$39,291	$1,251,313	$3,527,699	$(249,456)	$4,568,847

FLURIDA GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended		Three Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	Unaudited	Unaudited	Unaudited	Unaudited
Operating Activities:
Net Income	$2,044,760	$815,236	$682,675	$459,467
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	24,700	24,017	8,343	8,175
Inventory	7,911,188	(3,156,628)	424,511	(1,249,846)
Account receivable	(4,840,096)	(1,673,361)	(1,446,177)	(1,276,327)
Unearned revenue	(241,184)	176,266	(191,105)	37,431
Prepaid Rent	(2,000)		(2,000)
Decrease in other Payable		(75,000)
Decrease in income tax payable	351,020	123,288	200,205	159,595
Increase in account payable	(106,750)	5,766,035	(323,624)	2,532,971
Net cash provided by operating activities	$5,141,638	$1,999,853	$(647,172)	$671,466
Investing Activities:
Purchase of investment instrument	2,618,000
Purchase Property	(8,899)	(19,486)	(2,066)	(600)
Net cash provided by investing activities	$2,609,101	$(19,486)	$(2,066)	$(600)
Financing Activities:
Proceeds from issuance of common stock	-	-	-	-
Loan from the Bank	(800,000)	(1,900,000)		(100,000)
Loan return from supplier	-	-	-	-
Net cash provided by financing activities	$(800,000)	$(1,900,000)	$-	$(100,000)

Effect of Exchange Rate on Cash	$(389,271)	$(13,773)	$(8,674)	$(12,972)
Net increase (decrease) in cash and cash equivalents	$6,561,468	$66,594	$(657,912)	$557,894
Cash and cash equivalents at beginning of the period	$1,825,148	$1,116,298	$9,044,528	$624,998
Cash and cash equivalents at end of the period	$8,386,616	$1,182,892	$8,386,616	$1,182,892

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BUSINESS DESCRIPTION

Flurida Group, Inc. (the "Company"), incorporated under the laws of Nevada on December 19, 2006, with registered address at 502 East John Street, Carson City, NV 89706. The Company has its operating office located at 45-D Butterfield Circle, El Paso, TX 79906.

Flurida Group leased a research and development center at 24412 S Main Street, Carson, CA 90745.

Flurida Group also has office located at Naperville, IL 60564.

The Company's main business includes sourcing, distribution and marketing of appliance components and assemblies in Asia, Europe, Australia, North and South America. Those products include ice maker; ice dispenser; high efficiency motor crashed motor and wire harness so on. In additionally, the company also working with their business partners to develop the finished products such as ice water dispenser system, vegetable dryer and efficiency stove.

These parts are manufactured in China most by Chuzhou Fuda Mechanical & Electronics Co., Ltd ("ChuZhou Fuda"). ChuZhou Fuda was an appliance components and sub-assemblies manufacturer established on March 18, 2008 and located in Chuzhou City, Anhui Province, China.

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

Foreign Currency Translation

The Company has determined the United States dollars to be its functional currency for Flurida Group USA and European Euro to be its functional currency in European business. Assets and liabilities were translated to U.S. dollars at monthly average exchange rate. Statement of operations amounts were translated to U.S. dollars using the first date of each month during the year. Gains and losses resulting from translating foreign currency financial statements are accumulated in other comprehensive income (loss), a separate component of shareholders' equity.

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

For the period of January to September 30, 2015, the Company purchased $6,916 Furniture and equipment, and $1,982 Computer and data process equipment.

As of September 30, 2015, the company has furniture, Computer and data processing equipment, and equipment at a purchase cost of $182,672, and $120,154 of accumulated depreciation expense was recorded.

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

Security Deposit

The Company started having an office in California State from September 2010, which is located at 24412 S Main ST, STE 105, Carson CA 90745. Flurida Group USA Inc made $6,264 security deposit for leasing the property.

Account Receivable

As of September 30, 2015, the company had a total of $7,895,367 account receivable from it major customers, which included $927,423 of ChuZhou Fuda, $6,299,198 of Electrolux North America, $494,990 Electrolux Europe and its subsidiaries, $68,183 of Haier America Research & Development Co., and $105,573 other America corporations.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans from Bank

The Company entered into a promissory note secured renewal business loan agreement in the principal amount of $6,000,000 with East West Bank located in El Monte, CA. And the maturity date of the Note is from July 10, 2014 to July 31, 2015. On September 25, 2015, the loan was extended from September, 2015 to September 30, 2016. The principal amount of the Note is increased to $8,000,000. The maximum aggregate amount that may be outstanding under all sub-limits (items 1 through 4) shall be the lesser of $8,000,000 or 80% of eligible accounts receivable and 50% of inventory. The loan is secured by all company inventories, account receivable, and other assets of the Company.

Effective August 25, 2015, the interest rate on the Notes is amended and restated as "Variable Interest Rate". Interest in this Note is computed on a 365/360 basis; that is, by applying the ratio of the interest rate over a year of 360 days, multiplied by the outstanding principal balance, multiplied by the actual number of days the principal balance is outstanding.

The Company may only draw up to:

•	$3,000,000 for issuance of Sight Letters of Credit (LC)

•	$3,000,000 for issuance of Standby Letters of Credit (SBLC)

•	$6,000,000 for Clean Advance of up to maturity of the line

•	$4,000,000 for FX Pre-Settlement Risk allowing customer to purchase forward contracts to hedge against FX current risk.

The note is allowed to issue letter of credit up to 120 days past loan maturity.

Interest accrued on amounts advanced shall be due and payable on the 25th day of each month commending with the first month after the date of advance. The outstanding principal balance of this note together with all accrued and unpaid interest and all other amount due hereunder, shall be due and payable on September 30, 2016.

As of September 30, 2015, the Company has outstanding loan balance of $0.00 from East West Bank.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Account Payable

The Company incurred accounts payable including professional fees, purchases, payroll and payroll tax liability, and other service fee payables.

As of September 30, 2015, the company had a total of $11,149,309 account payable, which was included $8,235,932 for Chu Zhou Fu Da, $2,489,098 for Fulu Finance Management Limited, $109,947 for Qingdao Fuda, $204,571 for US suppliers, $38,012 for salary and payroll tax payable, and $71,749 for all other account payable.

Income Tax Payable

For the period of July 1 to September 30, 2015 and 2014, the Company incurred income tax expense of $300,250 and $222,817 respectively. As of September 30, 2015, the income taxes payable of the Company was $529,018.

Inventory

The inventory was valued at cost of purchase from suppliers.

On June, 2008, Flurida Group, Inc signed consigned inventory agreements with Electrolux Home Products De Mexico, S.A. DEC.V., and Electrolux Home Products at Anderson, South Carolina (Electrolux), under the term of the agreements, the supplier, Flurida Group, Inc, agreed to produce, to maintain the transit the customized products per Electrolux's specification. Electrolux maintain a storage location within Electrolux's Juarez site for consigned inventory. And Flurida Group, Inc is facilitated to use of Electrolux's storage location at such site to the sale of products to Electrolux; Electrolux will provide labor resources for receipt, stock up, and pulls of consigned products. Flurida Group, Inc., retains title and ownership of products while in transit to Electrolux's site and while stored in the consigned inventory location. Title and ownership will pass to Electrolux when they withdraw products from the consigned inventory location.

Upon withdrawal, Electrolux will pay for it under the payment term stated in the purchasing order correspond with the withdraw products. Products residing in the consigned inventory for 90 days with no activity due to non communicated demand change will no longer qualify for consignment, and will be considered as withdrawn product after 90 days. Accordingly, title passage and invoicing shall occur on such product per the term. Start from March 1 2015, Electrolux Home

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventory (Continued)

Products De Mexico, S.A. DEC.V., and Electrolux Home Products at Anderson, South Carolina (Electrolux) and The Company mutually agreed using FOB China Port with Net 124 payment term to replace the consignment inventory term. Effective July 1, 2015. There was totally no more consignment inventory for Electrolux North America.

On July, 2012, Flurida Group, Inc signed deposit inventory agreements with Electrolux Italia S.p.A., which was effective in January 2013. under the term of the agreements, the supplier, Flurida Group, Inc, agreed to produce, to maintain the transit the customized products per Electrolux's specification. Electrolux maintain a storage location within Electrolux's Italia site for consigned inventory. And Flurida Group, Inc is facilitated to use of Electrolux's storage site located at Treviso, Italy to deposit the products to selling Electrolux; Electrolux will provide labor resources for receipt, stock up, and pulls of consigned products. Flurida Group, Inc., retains title and ownership of products while in transit to Electrolux's site and while stored in the consigned inventory location. Title and ownership will pass to Electrolux when they withdraw products from the consigned inventory location. Upon withdrawal, Electrolux will pay for it under the 60 days payment term stated in the Frame Agreement. Products residing in the consigned inventory for 30 days with no activity due to non communicated demand change will no longer qualify for consignment, and will be considered as withdrawn product after 30 days. Accordingly, title passage and invoicing shall occur on such product per the term.

On June 25, 2013, Flurida Group, Inc signed consignment inventory agreements with Electrolux Hungary S.p.A., which was effective in September 2013. under the term of the agreements, the supplier, Flurida Group, Inc, agreed to produce, to maintain the transit the customized products per Electrolux's specification. Electrolux maintain a storage location within Electrolux's Hungary site for consigned inventory. Electrolux is responsible, at its own cost, for the suitable storage and administration of the consignment stock. Flurida Group, Inc., retains title and ownership of products while in transit to Electrolux's site and while stored in the consigned inventory location. Title and ownership will pass to Electrolux when they withdraw products from the consigned inventory location.

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

Under the term of the agreements, the supplier, Flurida Group, Inc, agreed to produce, to maintain and transit the customized products per Electrolux's specification. Electrolux has appointed a third party to manage its warehousing ("Distribution Centre") who will maintain and operate the inventories. Flurida Group, Inc., retains title and ownership of products while in transit and while stored in Distribution Centre. Title and ownership will pass to Electrolux when they withdraw products from the Distribution Centre. Upon withdrawal, Electrolux will pay for it under the 90 days payment term stated in the Purchase Agreement.

As of September 30, 2015 there were 10,176 pieces Dac boxes and 2,231 pieces deflector in Electrolux Italy warehouse as of consignment inventory, and there were 1,000 pieces dispenser, 450 pieces crusher Motor, 416 pieces frame, and 135 pieces ice bin in Electrolux Austria warehouse as of consignment inventory. There were 17,424 pieces Dac boxes, 4,480 pieces motors, and 19,968 pieces deflector in Electrolux Hungary warehouse as of consignment inventory.

The Company has 6,720 pieces motors been shipped out at FOB shipping point Nanjing, China to Electrolux Hungary warehouse. Those purchases haven't considered as a sale or a consignment inventory at the period ended September 30, 2015. However, it's the in transit inventories of Flurida Group, Inc.

Moreover, the Company also have 13,068 pieces HE motors been in process into China Port to Electrolux North America.

As a result, as of September 30, 2015, the Company had total inventory at a value $256,296

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

For the fiscal quarter ended September 30, 2015, the Company had total net revenue of $17,475,949.

For the period July 1 to September 30, 2015, the Company sold icemakers, high efficiency motor, module assembly, wire harness, motors, thermostats, and related refrigerator appliance to North America, which included Electrolux North America, Haier America Research & Development Co, Exact Replacement Parts, and others America corporation, for total sales of $15,806,458. The icemakers, assembly, motors, and related parts were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd; all the icemakers, motors, assembly, and related parts were shipped out at FOB shipping point Nanjing, China.

For the fiscal quarter ended September 30, 2015, the Company sold components and appliance parts to Electrolux –Australia for $176,712. The components were manufactured and supplied by Chu Zhou Fu Da Mechanical and Electronics; all the icemakers and components were shipped out at FOB shipping point Nanjing, China.

The Company sold Motors and other parts to Electrolux – Do Brasil for $86,100. The motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

For the period July 1 to September 30, 2015, the Company sold motors, DAC Boxes, Deflector, and related refrigerator appliance to Europe, which included Electrolux Italy, Electrolux Hungry, Electrolux Sweden, and Gotene Plast AB, for total sales of $338,687. The DAC Boxes, Deflector, Motors, and other related parts were manufactured and supplied by Chu Zhou Fuda; all the DAC Boxes magnets, and motors were shipped out at FOB shipping point Nanjing, China.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenues Recognition (Continued)

The Company also sold icemakers and related parts to Asia for $23,528. The icemakers and parts were manufactured and supplied by Chu Zhou Fuda; all the icemakers were shipped out at FOB shipping point Nanjing, China.

For the period of July 1 to September 30, 2015, the Company sold thermostats and other related key parts for icemakers and motors, and sold dampers to ChuZhouFuDa. Flurida Group purchased some of the parts from Wako Electronics, Inc., an US Company located at Louisville, KY 40299. Flurida Group also sold Rocker Switch, the key parts for icemakers, to ChuZhouFuDa. The parts, Rocker Switch, were used for the icemakers .The Company purchased the parts, Rocker Switch, from CW Industries, an US Company located atSouthampton, PA; and also Flurida Group purchased dampers from Nidec Sankyo Corporation, and then sold to ChuZhouFuDa. Flurida Group, Inc. addsaveraged 5% - 10% margin based on the cost of purchase, then sold to them, so, $1,310,120 were sold and invoiced to ChuZhouFuDa for the fiscal quarter ended September 30, 2015.

In summary, for the period of July 1 to September 30, 2015, the Company incurred the total gross sales of $17,741,605. And the Company had sales return and allowance and sales discount of $265,656, so, a total of $17,475,949 net sales were recorded. The cost of goods sold is discussed in details in Note C, Related Party Transactions.

Operating Expense

Operating Expenses includes research and development expense, all selling, general and administrative expenses, and depreciation expenses for Flurida Group Inc. For the fiscal quarter ended September 30, 2015 and 2014, the Company had total operating expenses of $554,965 and $389,846 respectively, which include the research and development expense of $61,687 and $7,381, and depreciation expenses of $8,343 and $8,175, and selling, general and administrative expense of $484,935 and $374,290. Detail was showed on Exhibit A.

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

The new product of the vegetable dryer system is on the final approval period by customer. The company is still focusing on developing its own brand 3 in 1 ice and water dispenser and continually working together with its producing partner Chuzhou Fuda Mechanical & Electronics Co., Ltd . The first order of 100 pieces 3 in 1 ice and water dispenser will arrive LA location in Nov and will lunch to market in Dec.

The Company had total research and development expense of $61,687 and $7,381 for fiscal quarter ended September 30, 2015 and 2014 respectively.

Professional Fee

Professional fees are consist of accounting and auditing fee, legal fee, commission and consulting expenses, SEC filing fee, and other professional expenses. The total professional fees were $44,016 and $38,761 for the fiscal quarter ended September 30, 2015 and 2014 respectively.

Payroll Expense

Started from June 2014, Flurida Group stayed the salaries amount of officers Jianfeng Ding, Yaru Huang, and Ying Zhong for $350,000, $86,520, $86,520.

The Social Security tax and Medicare tax were paid by both employer and employees in USA; employees also withheld portion of Federal and State tax calculate by each individual's status. All of the tax was submitted to Internal Revenue Service and local government at a semiweekly basis.

The total payroll expenses were $183,781 and $166,764 for the fiscal quarter ended September 30, 2015 and 2014 respectively.

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

Variable Interest Entities and Transfers of Financial Assets and Extinguishments of Liabilities — The pronouncement on transfers of financial assets and extinguishments of liabilities removes the concept of a qualifying special-purpose entity and removes the exception from applying variable interest entity accounting to qualifying special-purpose entities. The new guidance on variable interest entities requires an entity to perform an ongoing analysis to determine whether the entity's variable interest or interests give it a controlling financial interest in a variable interest entity. The pronouncements are effective for fiscal years beginning after November 15, 2009.

Management does not anticipate that the adoption of these standards will have a material impact on the financial statements.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Tax

Income taxes are provided for tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes are recognized for differences between the bases of assets and liabilities for financial statement and income tax purposes. The differences in asset and liability bases relate primarily to organization and start-up costs (use of different methods and periods to calculate deduction). Deferred taxes are also recognized for operating losses and tax credits that are available to offset future income taxes. The deferred tax assets and/or liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. The components of the deferred tax asset and liability are classified as current and concurrent based on their characteristics. Valuation allowances are provided for deferred tax assets based on management's projection of the sufficiency of future taxable income to realize the assets.

Comprehensive Income

The company's comprehensive income is comprised of net income, unrealized gains and losses on marketable securities classified foreign currency translation adjustments, and unrealized gains and losses on derivative financial instruments related to foreign currency hedging. Due to the significant rate changed in Euro currency hedging, the Company incurred a foreign currency translation loss of $ 8,674 for the fiscal quarter ended September 30, 2015.

NOTE C – RELATED PARTY TRANSACTIONS

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of September 30, 2015, total 29,162,760 shares were issued to officers and directors. Please see the table below for details:

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – RELATED PARTY TRANSACTIONS (Continued)

Common Shares Issued to Executive and Non-Executive Officers and Directors (continued)

Name	Total Shares	Total Amount	Percentage
Fenglan Li	165,000	15,750	0.42%
Ying Zhong	2,000,000	200,000	5.09%
Jianfeng Ding & Yaru Huang
	26,997,760	325,998	68.72%
Total	29,162,760	$541,748	74.23%

•	Based on total outstanding issued shares as of September 30, 2015: 39,290,827.

Cost of Goods Sold

The Company's purchase is primarily from supplier, Chuzhou Fuda Mechanical & Electronics Co., Ltd ("ChuZhouFuDa"), which is related and managed by director Jianfeng Ding.

ChuZhouFuda is an appliance components and sub-assemblies manufacturer established on March 18, 2008. Chuzhou Fuda is located in Chuzhou City, Anhui Province, China. The plant space is around 600,000 sqt with 62 molding machine up to 800 metric ton and 20 assemblies lines for appliance components and assemblies.

Chuzhou Fuda, as a Chinese local manufacturer, will record their manufacturing costs and inventories based on the Chinese accounting regulations rulings. But, when Flurida Group, Inc. purchases the parts from Chuzhou Fuda, Flurida Group will record the actual costs paid to Chuzhou Fuda as the costs for inventory of Flurida Group, Inc. There is no any relationship for Chuzhou Fuda's manufacturing historic costs with Flurida Group's inventory value. Specifically, Flurida's inventory value is equal to the purchase price or actual cost of the parts purchased from Chuzhou Fuda, and the purchase price of the parts will be fair market price. Flurida Group, Inc. will adopt the first-in and first-out inventory system according to generally accepted accounting principles in USA.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cost of Goods Sold (Continued)

Flurida Group also purchased the products from suppliers, Qingdao Fubida Electronics Co., Ltd. ("Qingdao FuDa"). It is also related and managed by director Jianfeng Ding, and established in 2003 specializing in home appliance control components and subassemblies manufacturing, and located in Qingdao City, Shandong Province, China.

At the period ended June 30, 2015, the Company had ending inventory $680,807 that was majority purchased from ChuZhou FuDa.

The Company purchased Icemakers, motors, high efficiency motor, wire harness, dac boxes, deflectors, ice bin, frame assembly, and other related appliance parts from ChuZhou FuDa, meanwhile, ChuZhouFuDa provided tooling and new product testing service to the company at total cost of $12,928,646 for the fiscal quarter ended September 30, 2015.

To manufacture the related refrigerator appliance parts, Chu Zhou Fu Da needs key parts made in USA, which were purchased through Flurida Group, Inc. in USA. The costs of purchasing the parts were $ 1,166,104 in the period of July 1 to September 30, 2015.

Qingdao Fuda Electronic Co. sold stove to the Company at a cost of $109,947 for the fiscal quarter ended September 30, 2015.

Fulu industries (HK), Ltd provided tooling services and sold module assembly to the Company at a cost of $1,599,175 for the fiscal quarter ended September 30, 2015.

For the fiscal quarter ended September 30, 2015, the Company had total purchase of $15,803,872.

At the quarter ended September 30, 2015, the company had total ending inventory at a value $256,296.

For the period of July 1 to September 30, 2015, the company had freight cost and related purchase expense of $26,069, and had purchase return and discount of $312,746.

Therefore, in the fiscal quarter ended September 30, 2015, the Company incurred a total cost of goods sold of $15,941,706.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D – SHAREHOLDERS' EQUITY

During the year ended December 31, 2008, Flurida Group, Inc has issued total 11,699,067 new shares on April 15, 2008, including 11,649,067 shares issued to loan holders who converted all the loans to common shares. At the year ended December 31, 2008, Flurida Group, Inc. incurred net loss of $(194,079).

Therefore, the total stockholders' equity balance at December 31, 2008 was $1,075,377.

On April 15, 2008, 50,000 shares issued to Williams Law Group at $0.10, for the legal service value of $5,000. On April 1, 2008, seven non-affiliated loan holders asked for repayment of their loans in the aggregate amount of $25,066 plus the total interest cost of $624.72, which was paid on the same date, April 1, 2008; meantime, seven additional lenders loaned an aggregate amount of $9,926.

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

There were no new shares issued during the period of January to September 2015

Therefore, as of September 30, 2015 total shares issued and outstanding are 39,290,827.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E – GOING CONCERN

The Company's significant customers are Electrolux and its subsidiaries located in various countries. Because of the concentration of the customers and Company's heavily reliance on the Electrolux and its subsidiaries, the Company's customer concentration may raise doubt about its ability to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations.

However, in the quarter ended September 30, 2015, the Company generated significant sales revenue of $17,475,949. Electrolux and its subsidiaries are operated independently in various countries, the management assess that it is unlikely if Electrolux and its subsidiary discontinue the purchase in near future due to the Company secured a purchase order in next three years with Electrolux and its subsidiaries. In addition, the going concern may be mitigated due to the close relationship between the Company and it's suppliers. The Company's purchase is primarily from supplier, Chuzhou Fuda Mechanical & Electronics Co., Ltd ("ChuZhouFuDa"), which is closely related and directly managed by shareholder and director Jianfeng Ding. Besides, as of September 30, 2015, the cash and cash equivalent balance was $8,386,616, the management believes that the revenues will be generated and its cash flows will be maintained to cover its operational costs and the risk of going concern is significantly low or none.

EXHIBIT A

	Nine Months Ended		Three Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Operating expenses
Administration Expense	5725	1871	790	1144
Automobile Expense	12176	10898	5715	4488
Bank Service Charges	211120	91869	72509	43181
Business Registration	130	1743	130	507
Certification	68281	46817	42685	19395
Computer and Internet Expenses	194		52
Depreciation Expenses	24700	24017	8343	8175
Gift and Promotion	12424	7859	5140	4886
Industry Show	5144
Insurance Expense	133	1404		1099
Meals and Entertainment	48180	35301	16223	12616
Office Supplies	4010	7809	520	2629
Payroll Expense	575949	516142	183781	166764
Penalty & Fine Expenses	517	62	50	62
Postage and Shipping	16350	6616	-2371	4229
Professional Fees	146864	132878	44016	38761
Rent Expense	50144	39655	17735	17187
Repair and Maintenance	4915	13693	2698
Research and Development Expense	187166	27039	61687	7381
Service Cost	5344	1099	4718	170
Telephone and Internet Expense	21122	8594	12975	2680
Travel Expense	294874	127746	76964	53724
Utilities	2018	2024	607	768
Total Operating Expenses	1697478	1105134	554965	389846

Item 2.Management's Discussion and Analysis or Plan of Operation.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and other financial information included in this Form 10-Q.

Our Management's Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking. Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national, and local general economic and market conditions; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; change in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; the risk of foreign currency exchange rate; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

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

Overview

Our business is the sale of appliance parts in Asia, Europe, Australia, North and South America. The main products that we sell to these markets are icemakers, motors, ice water dispensing system and appliance assemblies. The products we were developing in the prior year such as high efficiency-motor, crush motor, module, automatic ice maker and wire harness have already started mass production. We have completed developing the vegetable dry system for Electrolux and are waiting for the customer's orders to start mass production, which we anticipate will be in next quarter. After three years of product development, the design of our electronic icemaker model is finalized and approved by GE. We have received an initial order from GE and anticipate that we will start mass production of the electronic icemaker model for GE in December 2015. In addition to these products, this year we continue to focus on our own brand new finished product, a three–in-one ice water dispenser machine. We hope to start selling this product by the end of this year. We also have plans to develop the ice maker for commercial use but cannot predict when we will start on this product.

These parts are manufactured in China by Chuzhou Fuda Mechanical & Electronics Co., Ltd ("ChuZhou Fuda"). Chuzhou Fuda Mechanical & Electronics Co., Ltd., which is related and managed by shareholder and director Jianfeng Ding, is an appliance components and sub-assemblies manufacturer established on March 18, 2008. Chuzhou Fuda is located in Chuzhou City, Anhui Province, China. The plant space is around 600,000 sq. ft. with 62 molding machine up to 800 metric ton and 20 assembly lines for appliance components and assemblies.

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

•

Shade Pole Motor and Motor Assembly for Refrigerator or Freezers: The shade pole motor and motor assembly is a key part for refrigerators or freezers. Flurida Group Inc.'s motor part is designed and specified for the refrigerators or freezers made by Electrolux, an US company with headquarter in Charlotte, NC. Flurida also supplies the motors and motor assemblies to Electrolux Europe facilities in Italy and Hungary.

•

High-efficiency motor: Flurida started developing high-efficiency motor since 2010. Through numerous tests and improvements, our customers have verified that our new model performs as we stated it would. We have finished trial production in the 1st quarter of 2014, and already started mass production in 2nd quarter; the efficiency of a high-efficiency motor triples the motor's efficiency compared with regular motors. It can be used, for example, for defrosting in refrigerators.

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

•	Wire Harness: includes wires, connectors and terminals which electrically connects our products to the customers' products.

•	Automatic icemaker for Haier: We have started mass production of the automatic icemaker for Haier USA.

•

Electronic icemaker for GE: After three years of product development, the design of our electronic icemaker model is finalized and approved by GE. We have received an initial order from GE and anticipate that we will start mass production of the electronic icemaker model for GE in December 2015.

We are an "emerging growth company" ("EGC") that is exempt from certain financial disclosure and governance requirements for up to five years as defined in the Jumpstart Our Business Startups Act ("the JOBS Act"), that eases restrictions on the sale of securities; and increases the number of shareholders a company must have before becoming subject to the U.S. Securities and Exchange Commission's (SEC's) reporting and disclosure rules (See "Emerging Growth Companies" section above). We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the Jobs Act, that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

Results of Operations

For the three month period ended September 30, 2015 vs. September 30, 2014.

Revenue

For the three month period ended September 30, 2015, the Company had net total revenue of $17,475,949 to the Company's Europe, Australia, North and South America customers, and Asia.

For the three month period ended September 30, 2015, the Company had net total revenue of $17,475,949, which was increased 27% than the three month period ended September 30, 2014 total net revenue of $13,716,571. This increase was because most of main customers sales went up due to improved economic situation worldwide, plus new product sales continued through the quarter ended September 30, 2015 and are still continuing.

For the period July 1 to September 30, 2015, the Company sold icemakers, high efficiency motor, module assembly, wire harness, motors,thermostats, and related refrigerator appliance to North America, which included Electrolux North America, Haier America Research & Development Co, Exact Replacement Parts, and others America corporation, for total sales of $15,806,458. The icemakers, assembly, motors, and related parts were manufactured and supplied by ChuZhou FuDaMechanical and Electronics Co., Ltd; all the icemakers, motors, assembly, and related parts were shipped out at FOB shipping point Nanjing, China.

For the fiscal quarter ended September 30, 2015, the Company sold components and appliance parts to Electrolux –Australia for $176,712. The components were manufactured and supplied by Chu Zhou Fu Da Mechanical and Electronics;all the icemakers and components were shipped out at FOB shipping point Nanjing, China.

The Company sold Motors and other parts to Electrolux – Do Brasil for $86,100. The motors were manufactured and supplied by ChuZhou FuDaMechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

The Company also sold icemakers and related parts to Asia for $23,528. The icemakers and parts were manufactured and supplied by Chu Zhou Fuda;all the icemakers were shipped out at FOB shipping point Nanjing, China.

For the period of July 1 to September 30, 2015, the Company sold thermostats and other related key parts for icemakers and motors, and sold dampers to ChuZhouFuDa. Flurida Group purchased some of the parts from Wako Electronics, Inc., an US Company located at Louisville, KY 40299. Flurida Group also sold Rocker Switch, the key parts for icemakers, to ChuZhouFuDa. The parts, Rocker Switch, were used for the icemakers .The Company purchased the parts, Rocker Switch, from CW Industries, an US Company located atSouthampton, PA; and also Flurida Group purchased dampers from Nidec Sankyo Corporation, and then sold to ChuZhouFuDa. Flurida Group, Inc. addsaveraged 5% - 10% margin based on the cost of purchase, then sold to them, so, $ 1,310,120 were sold and invoiced to ChuZhouFuDa for the fiscal quarter ended September 30, 2015.

In summary, for the period of July 1 to September 30, 2015, the Company incurred the total gross sales of $17,741,605. And the Company had sales return and allowance and sales discount of $265,656, so, a total of $17,475,949 net sales were recorded.

We are as of yet unable to predict the effect of the just-announced Yuan devaluation upon our business.

In the three month period ended September 30, 2015 sales, more than 90% of total revenues were generated through Electrolux controlled subsidiaries in various countries. Electrolux Group operated its each subsidiary independently in each country, and all the sales orders and sales contracts were negotiated and signed independently. Accordingly, we believe that lack of one or a few subsidiaries of Electrolux sales order may have effect on our overall sales revenue, but the effects were slightly reduced in 2015 vs 2014. Because we signed separate long-term distribution agreements with various Electrolux subsidiaries, we believe the risk of loss the contracts with Electrolux is significantly reduced.

Cost of Revenue

Our Costs of Goods Sold, as we expected will increased slightly due to increasing labor and raw materials costs. We anticipate this trend to continue and may adjust our unit price upward to reduce the impact of rising costs.

At the period ended June 30, 2015, the Company had ending inventory $680,807 that was majority purchased from ChuZhou FuDa.

The Company purchased Icemakers, motors, high efficiency motor, wire harness, dac boxes, deflectors, ice bin, frame assembly, and other related appliance parts from ChuZhou FuDa, meanwhile, ChuZhouFuDa provided tooling and new product testing service to the company at total cost of $12,928,646 for the fiscal quarter ended September 30, 2015.

To manufacture the related refrigerator appliance parts, Chu Zhou Fu Da needs key parts made in USA, which were purchased through Flurida Group, Inc. in USA. The costs of purchasing the parts were $1,166,104 in the period of July 1 to September 30, 2015.

Qingdao Fuda Electronic Co. sold stove to the Company at a cost of $109,947 for the fiscal quarter ended September 30, 2015.

Fulu industries (HK), Ltd provided tooling services and sold module assembly to the Company at a cost of $1,599,175 for the fiscal quarter ended September 30, 2015.

For the fiscal quarter ended September 30, 2015, the Company had total purchase of $15,803,872.

At the quarter ended September 30, 2015, the company had total ending inventory at a value $256,296.

For the period of July 1 to September 30, 2015, the company had freight cost and related purchase expense of $26,069, and had purchase return and discount of $312,746.

Therefore, in the fiscal quarter ended September 30, 2015, the Company incurred a total cost of goods sold of $15,941,706which was increased 26 % comparing to the fiscal quarter ended September 30, 2014 cost of goods sold of $12,634,680. The increase of cost of goods sold was due to the sales increase, increasing labor costs, and raw materials.

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

Expense

Our operation expenses consist of selling, general and administrative expenses, and research & development expenses, and depreciation expenses:

	Three Months Ended
	September 30, 2015	September 30, 2014
Operating expenses
Administration Expense	790	1144
Automobile Expense	5715	4488
Bank Service Charges	72509	43181
Business Registration	130	507
Certification	42685	19395
Computer and Internet Expenses	52
Depreciation Expenses	8343	8175
Gift and Promotion	5140	4886
Insurance Expense		1099
Meals and Entertainment	16223	12616
Office Supplies	520	2629
Payroll Expense	183781	166764
Penalty & Fine Expenses	50	62
Postage and Shipping	-2371	4229
Professional Fees	44016	38761
Rent Expense	17735	17187
Repair and Maintenance	2698
Research and Development Expense	61687	7381
Service Cost	4718	170
Telephone and Internet Expense	12975	2680
Travel Expense	76964	53724
Utilities	607	768
Total Operating Expenses	554965	389846

Started from June 2014, Flurida Group kept unchanged the salary amounts of officers Jianfeng Ding, Yaru Huang, and Ying Zhong for $350,000, $86,520, $86,520. And Flurida Group USA hired employees to taking care of the office, research and development, and marketing activities, therefore, the Company incurred a total payroll expense of $183,781 for the three month period ended September 30, 2015. For maintaining and operating the business, the Company expensed a total of $44,016 commission and consulting fee, and other professional fees. In order to increasing the sales in Europe and North America, the Company expensed $42,685 certification fees on the products we sold or exported in the period of July 1, 2015 to September 30, 2015. Due to the raise of sale volume and customers, the Company had travel expenses of $76,964, and had equipment research and development expenses of $61,687.

We expect selling, general, and administrative expenses to increase in future periods assuming the trend of increased sales continues.

Income Taxes

We are subject to income taxes in the U.S. and we incurred income tax expense of $ 300,205 and $ 222,817 for the three month period ended September 30, 2015 and 2014 respectively. As of September 30, 2015, the company had income taxes payable of $ 529,018

Net Income (Loss)

For the reasons set forth above, we had a net income of $ 682,675 and $ 459,467 for three month period ended September 30, 2015 and 2014 respectively.

For the nine month period ended September 30, 2015 vs. September 30, 2014.

Revenue

For the nine month period ended September 30, 2015, the Company had net total revenue of $54,042,584 to the Company's Europe, Australia, North and South America customers, and Asia.

For the nine month period ended September 30, 2015, the Company had net total revenue of $54,042,584, which was increased 83% than the nine month period ended September 30, 2014 total net revenue of $29,577,415. This increase was because most of main customers sales went up due to improved economic situation worldwide, plus new product sales continued through the nine months period ended September 30, 2015 and are still continuing.

For the period January 1 to September 30, 2015, the Company sold icemakers, high efficiency motor, module assembly, wire harness, motors,thermostats, and related refrigerator appliance to North America, which included Electrolux USA, Haier America Research & Development Co, Exact Replacement Parts, and others America corporation, for total sales of $47,746,618. The icemakers, assembly, motors, and related parts were manufactured and supplied by ChuZhou FuDaMechanical and Electronics Co., Ltd; all the icemakers, motors, assembly, and related parts were shipped out at FOB shipping point Nanjing, China.

For the nine months ended September 30, 2015, the Company sold components and appliance parts to Electrolux –Australia for $715,888. The components were manufactured and supplied by Chu Zhou Fu Da Mechanical and Electronics; all the icemakers and components were shipped out at FOB shipping point Nanjing, China.

The Company sold Motors and other parts to Electrolux – Do Brasil for $295,103. The motors were manufactured and supplied by ChuZhou FuDaMechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

For the period January 1, 2015 to September 30, 2015, the Company sold motors,DAC Boxes, Deflector, and related refrigerator appliance to Europe, which included Electrolux Italy, Electrolux Hungry, Electrolux Sweden, and Gotene Plast AB, for total sales of $1,242,240. The DAC Boxes, Deflector, Motors, and other related parts were manufactured and supplied by Chu Zhou Fuda; all the DAC Boxes magnets, and motors were shipped out at FOB shipping point Nanjing, China.

The Company also sold icemakers and related parts to Asia for $50,558. The icemakers and parts were manufactured and supplied by Chu Zhou Fuda;all the icemakers were shipped out at FOB shipping point Nanjing, China.

For the period of January 1 to September 30, 2015, the Company sold thermostats and other related key parts for icemakers and motors, and sold dampers to ChuZhouFuDa. Flurida Group purchased some of the parts from Wako Electronics, Inc., an US Company located at Louisville, KY 40299. Flurida Group also sold Rocker Switch, the key parts for icemakers, to ChuZhouFuDa. The parts, Rocker Switch, were used for the icemakers .The Company purchased the parts, Rocker Switch, from CW Industries, an US Company located atSouthampton, PA; and also Flurida Group purchased dampers from Nidec Sankyo Corporation, and then sold to ChuZhouFuDa. Flurida Group, Inc. addsaveraged 5% - 10% margin based on the cost of purchase, then sold to them, so, 4,331,838 were sold and invoiced to ChuZhouFuDa for the nine months period ended September 30, 2015.

In summary, for the period of January 1 to September 30, 2015, the Company incurred the total gross sales of $54,382,244. And the Company had sales return and allowance and sales discount of $339,660, so, a total of $54,042,584 net sales were recorded.

In the nine month period ended September 30, 2015 sales, more than 90% of total revenues were generated through Electrolux controlled subsidiaries in various countries. Electrolux Group operated its each subsidiary independently in each country, and all the sales orders and sales contracts were negotiated and signed independently. Accordingly, we believe that lack of one or a few subsidiaries of Electrolux sales order may have effect on our overall sales revenue, but the effects were slightly reduced in 2015 vs 2014. Because we signed separate long-term distribution agreements with various Electrolux subsidiaries, we believe the risk of loss the contracts with Electrolux is significantly reduced.

Cost of Revenue

Our Costs of Goods Sold, as we expected will increased slightly due to increasing labor and raw materials costs. We anticipate this trend to continue and may adjust our unit price upward to reduce the impact of rising costs.

At the period ended December 31, 2014, the Company had ending inventory $8,167,484 that was majority purchased from ChuZhou FuDa.

From the period January 1, 2015 to September 30, 2015, Flurida Group, Inc. purchased Stoves and parts from Qingdao FuDa Electronic at total cost of $110,967 for FOB shipping point at Qingdao, China.

The Company purchased Icemakers, motors, high efficiency motor, dac boxes, deflectors, and parts from ChuZhou FuDa at total cost of $34,282,704 for FOB shipping point at Nanjing, China.

To manufacture the related refrigerator appliance parts, Chu Zhou Fu Da needs key parts made in USA, which were purchased through Flurida Group, Inc. in USA. The costs of purchasing the parts were $3,782,516 in the period of January 1, 2015 to September 30, 2015.

Fulu industries (HK), Ltd provided tooling services and sold icemakers and Module assembly to the Company at a cost of $3,656,845 for the nine month period ended September 30, 2015.

For the nine month period ended September 30, 2015, the Company had total purchase of $41,833,032.

At the nine month period ended September 30, 2015, the company had total ending inventory at a value $256,296.

For the period of January 1, 2015 to September 30, 2015, the company had freight cost of $67,342 and purchase return and discount of $315,919.

Therefore, in the nine month period ended September 30, 2015, the Company incurred a total cost of goods sold of $49,495,643 which was increased 82 % comparing to the nine month period ended September 30, 2014 cost of goods sold of $27,165,077. The increase of cost of goods sold was due to the sales increase, increasing labor costs, and raw materials.

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

Expense

Our operation expenses consist of selling, general and administrative expenses, and research & development expenses, and depreciation expenses:

	Nine Months Ended
	September 30, 2015	September 30, 2014
Operating expenses
Administration Expense	5,725	1,871
Automobile Expense	12,176	10,898
Bank Service Charges	211,120	91,869
Business Registration	130	1,743
Certification	68,281	46,817
Computer and Internet Expenses	194	-
Depreciation Expenses	24,700	24,017
Gift and Promotion	12,424	7,859
Industry Show	5,144	-
Insurance Expense	133	1,404
Meals and Entertainment	48,180	35,301
Office Supplies	4,010	7,809
Payroll Expense	575,949	516,142
Penalty & Fine Expenses	517	62
Postage and Shipping	16,350	6,616
Professional Fees	146,864	132,878
Rent Expense	50,144	39,655
Repair and Maintenance	4,915	13,693
Research and Development Expense	187,166	27,039
Service Cost	5,344	1,099
Telephone and Internet Expense	21,122	8,594
Travel Expense	294,874	127,746
Utilities	2,018	2,024
Total Operating Expenses	1,697,478	1,105,134

Started from June 2014, Flurida Group kept unchanged the salary amount of officers Jianfeng Ding, Yaru Huang, and Ying Zhong for $350,000, $86,520, $86,520. And Flurida Group USA hired employees to taking care of the office, research and development, and marketing activities, therefore, the Company incurred a total payroll expense of $575,949 for the nine month period ended September 30, 2015. For maintaining and operating the business, the Company expensed a total of $146,864 commission and consulting fee, and other professional fees. In order to increasing the sales in Europe and North America, the Company expensed $68,281 certification fees on the products we sold or exported in the period of January 1, 2015 to September 30, 2015. Due to the raise of sale volume and customers, the Company had travel expenses of $294,874, and had research and development expenses of $187,166.

We expect selling, general, and administrative expenses to increase in future periods assuming the trend of increased sales continues.

Income Taxes

We are subject to income taxes in the U.S. and we incurred income tax expense of $801,820 and $453,584 for the nine month period ended September 30, 2015 and 2014 respectively. As of September 30, 2015, the company had income taxes payable of $529,018.

Net Income (Loss)

For the reasons set forth above, we had a net income of $2,044,761 and $815,236 for nine month period ended September 30, 2015 and 2014 respectively.

Commitments and Contingencies

The Company's purchase is primarily from supplier, Chuzhou Fuda Mechanical & Electronics Co., Ltd ("ChuZhouFuDa"), which is related and managed by director Jianfeng Ding. ChuZhouFuda is an appliance components and sub-assemblies manufacturer established on March 18, 2008. Chuzhou Fuda is located in Chuzhou City, Anhui Province, China. There was no written supply agreement signed between the Company and Chuzhou Fuda. However, Chuzhou Fuda committed to the Company for the quantity and quality of products the Company ordered.

On June 2008, the company signed a consigned inventory agreement with an US company, Electrolux Home Products DE Mexico and Anderson, S.A.DEC.V (Electrolux). Start from March 1, 2015, Electrolux Home Products De Mexico, S.A. DEC.V., and Electrolux Home Products at Anderson, South Carolina (Electrolux) and The Company mutually agreed using FOB China Port with Net 124 payment term to replace the consignment inventory term. Effective July 31, 2015. There was totally no more consignment inventory for Electrolux North America.

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

Foreign Currency Translation

The Company has determined the United States dollars to be its functional currency for Flurida Group USA and European Euro to be its functional currency in European business. Assets and liabilities were translated to U.S. dollars at the period-end exchange rate. Statement of operations amounts were translated to U.S. dollars using the first date of each month during the year. Gains and losses resulting from translating foreign currency financial statements are accumulated in other comprehensive income (loss), a separate component of shareholders' equity.

Liquidity and Capital Resources

	At September 30,	At December 31,
	2015	2014

Current Ratio *	1.34	1.23
Cash	$8,386,616	$1,825,148
Working Capital **	$4,500,066	$2,828,774
Total Assets	$16,609,063	$15,750,485
Total Liabilities	$12,040,214	$12,837,128

Total Equity	$4,568,848	$2,913,357

Total Debt/Equity ***	2.64	4.41

__________

* Current Ratio = Current Assets /Current Liabilities

** Working Capital = Current Assets - Current Liabilities

*** Total Debt / Equity = Total Liabilities / Total Shareholders' Equity.

The Company's overall working capital was increased in the nine month period ended September 30, 2015 comparing to nine month period ended September 30, 2014, due to the overall increase of the accounts receivable and, the Company's current ratio was also increased as of September 30, 2015 comparing to December 31, 2014 due to the increase of the accounts receivable.

Currently the Company has a sales agreement with Electrolux, such agreement require the Company to supply the motors, ice makers, and other parts based on Electrolux's needs. However, due to the consignment arrangement with Electrolux, the Company would keep certain level of consignment inventory to meet the Electrolux's requirements. In addition, due to the consignment terms with Electrolux, the sales would be recognized when the Electrolux withdraw the products or the consignment inventory at Electrolux's warehouse for 60 days. In our due course of business dealing with Electrolux's consignment sales, all the sales incurred were for the products withdrew before the 75 days terms, i.e., the products might be considered as sales automatically based on the consignment terms. After the products withdrew by Electrolux, the Company may receive the payment in 7 days with discount through DB Supplier Finance.

The Company entered into a promissory note secured renewal business loan agreement in the principal amount of $6,000,000 with East West Bank located in El Monte, CA. And the maturity date of the Note is from July 10, 2014 to July 31, 2015. On September 25, 2015, the loan was extended from September, 2015 to September 30, 2016. The principal amount of the Note is increased to $8,000,000. The maximum aggregate amount that may be outstanding under all sub-limits (items 1 through 4) shall be the lesser of $8,000,000 or 80% of eligible accounts receivable and 50% of inventory. The loan is secured by all company inventories, account receivable, and other assets of the Company.

The Company may only draw up to:

(1)	$3,000,000 on Sight Letters of Credit with maximum expiration date of 90 days from issuance,
(2)	$3,000,000 on Standby Letters of Credit with maximum expiration date of one year from issuance,

(3)	$6,000,000 on Clean Advance for up to maturity date of the line, and
(4)	$4,000,000 for FX [Foreign Exchange] pre settlement risk allowing the Company to purchase forward contracts to hedge against FX risk.

The remaining terms of the original loan are unchanged.

The outstanding loan amount on the prior Loan Agreement in effect was $0.00 as of September 30, 2015.

The management will continue to improve our current business on marketing, customer services and general administrative activities effectiveness; we still continually focus on developing our new products such as LED solar house numbers, a vegetable dryer system, and a chargeable stove.

We set up a R&D center at our California location. The primary function of the Company's Research and Development Center is to identify and research new knowledge about scientific and technological topics in order to develop valuable products, processes and services for our customers. The Company has continually developed the new products at our Center, including electronic controlled icemaker, main wire harnesses for controlling the functions of refrigerator products and D/C motor technology.

After three years of product development, the design of the Company's new electronic icemaker model is finalized and approved by GE. We have received an initial order from GE and anticipate that we will start mass production of the electronic icemaker model for GE in December 2015. The Center's work has developed another new product, a vegetable dryer system that is currently in the final approval period by customer. In addition, the Company, working together with its affiliated manufacturer Chuzhou Fuda Mechanical & Electronics Co., Ltd, continues to develop an additional new product, the Company's own brand three-in-one ice and water dispenser. The first order of 100 pieces of the Company's three-in-one ice and water dispenser will arrive the Company's Los Angeles location in November 2015 and is anticipated to lunch in the market in December 2015.

Specifically, the management still believes that within the operating activities, the efforts of collecting accounts receivables and making payments of accounts payables still are the primary factors for the changes of cash flows in the remaining part year 2015 and will continue in later years.

The Company had cash and cash equivalents of $8,386,616 at September 30, 2015 and $4,500,066 of working capital and $1,825,148 at December 31, 2014 and $2,828,774 of working capital.

The total debt of $12,040,214 for September 30, 2015 included total of $8,235,932 for Chu Zhou Fu Da, $2,489,098 for Fulu Finance Management Limited, $109,947 for Qingdao Fuda, $204,571 for US suppliers, $38,012 for salary and payroll tax payable, $71,749 for all other account payable, $529,018 income tax liabilities, $300,000 other payable, and $61,887 unearned revenue.

Our independent auditor has indicated that our customer concentration may raise doubt about its ability to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations. However, due to the close relationship between the Company and its supplier, Chuzhou Fu Da, which is closely related and directly managed by shareholder and director Jianfeng Ding. Besides, as of September 30, 2015, the cash and cash equivalent balance was $ 8,386,616 and account receivable was $ 7,895,367, the management believes that the revenues will be generated and its cash flows will be maintained to cover its operational costs and the risk of going concern in long term is significantly low.

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

Item 3.Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures to ensure that information required to be disclosed in this quarterly report on Form 10-Q was properly recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. The Company's controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers to allow timely decisions regarding required disclosure.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at September 30, 2015 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at September 30, 2015, our disclosure controls and procedures are not effective.

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

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities.

None.

(b) Use of Proceeds.

The Registrant did not sell any unregistered securities during the three months ended September 30, 2015.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

(a) Exhibits.

Exhibit No.	Document Description

31.1	CERTIFICATION OF CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

31.2	CERTIFICATION OF CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

32.1 *	CERTIFICATION OF CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

32.2 *	CERTIFICATION OF CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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

______________

* This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

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

Flurida Group, Inc., a Nevada corporation

Date: November 16, 2015	By:	/s/ Jianfeng Ding
Jianfeng Ding
Principal Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Jianfeng Ding	Jianfeng Ding	Principal Executive Officer and Director	November 16, 2015

/s/ Yaru Hang	Yaru Hang	Principal Financial Officer and Principal	November 16, 2015
Accounting Officer

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

32.2 *	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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

______________

* This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

