Form 10-K
period 2015-12-31
FLURIDA GROUP INC
filed 2016-03-30
CIK 1430960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 333-151200

FLURIDA GROUP, INC.
((Exact name of registrant as specified in its charter)

Nevada	3469	26-0688130
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	IRS I.D.

11220 Rojas Suite C-3 El Paso Texas	79935
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: 800 433 9938

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant based upon the closing price of the Registrant's Common Stock as of June 30, 2015) was approximately $2,703,510 (based on 10,013,067 shares of common stock outstanding held by non-affiliates on such date and $0.27 per share). Shares of the Registrant's Common Stock held by each executive officer and director and by each entity or person that, to the Registrant's knowledge, owned 5% or more of the Registrant's outstanding Common Stock as of June 30, 2015 have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of Registrant's Common Stock, $0.001 par value, was 39,290,827 shares as of December 31, 2015.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

This Annual Report on Form 10-K, the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission, or SEC, and public announcements that we have previously made or may subsequently make include, may include, incorporate by reference or may incorporate by reference certain statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to enjoy the benefits of that act. Unless the context is otherwise, the forward-looking statements included or incorporated by reference in this Form 10-K and those reports, statements, information and announcements address activities, events or developments that Flurida Group, Inc. (hereinafter referred to as "we," "us," "our," "our Company" or "Flurida Group") expects or anticipates, will or may occur in the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as "may," "should," "could," "predict," "potential," "believe," "will likely result," "expect," "will continue," "anticipate," "seek," "estimate," "intend," "plan," "projection," "would" and "outlook," and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed elsewhere in this Report.

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

The industry and market data contained in this report are based either on our management's own estimates or, where indicated, independent industry publications, reports by governmental agencies or market research firms or other published independent sources and, in each case, are believed by our management to be reasonable estimates. However, industry and market data is subject to change and cannot always be verified with complete certainty due to limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties inherent in any statistical survey of market shares. We have not independently verified market and industry data from third-party sources. In addition, consumption patterns and customer preferences can and do change. As a result, you should be aware that market share, ranking and other similar data set forth herein, and estimates and beliefs based on such data, may not be verifiable or reliable.

PART I

Item 1. Business

Organization

Flurida Group, Inc. is a Nevada corporation formed on December 19, 2006, with registered address at 1955 Baring Blvd, Sparks, NV 89434. Flurida Group, Inc. transacts its business in the U.S. as Flurida Group USA, Inc. located at 11220 Rojas Suite C-3 EI Paso Texas 79935. Our Telephone number is 800 433 9938.

Flurida Group leases a warehouse and research center at 24412 S Main Street, Carson, CA 90745. Flurida Group also has customer service center located at Naperville IL.

Flurida Group formed a U.S. manufacturing subsidiary, Flurida Appliance, Inc, a Nevada corporation, in December 2015, and has its operating office located at 11220 Rojas Suite C-3 EI Paso Texas 79935.

Business

The Company's main business includes sourcing, distribution and marketing of appliance components and assemblies in Asia, Europe, Australia, North and South America. Those products include icemakers; motors; ice and water dispensing systems; high efficiency motors; crushed motors; control modules and established ourselves as a viable supplier of complex cables and harness for the appliance industry. In 2015 we successfully launched a commercial vegetable dryer and launched our own brand of finished products called the ice water dispenser system. The product launch sites took place in two locations: Los Angeles CA and El Paso TX. Our goal for 2016 is to complete the design and launch a new condenser motor; a twist flex icemaker; oven circulation fan and wire harnesses for ovens. Our focus is to provide our customers with innovative products and solutions thus securing our position as a valued supplier.

These products are manufactured in China by Chuzhou Fuda Mechanical & Electronics Co., Ltd ("ChuZhou Fuda"). Chuzhou Fuda Mechanical & Electronics Co., Ltd., which is related and managed by shareholder and director Jianfeng Ding, is an appliance components and sub-assemblies manufacturer established on March 18, 2008. Chuzhou Fuda is located in Chuzhou City, Anhui Province, China. The plant space is around 530,000 sq. ft. with 62 molding machine up to 800 metric ton and 30 assembly lines for appliance components and assemblies.

We sell the following main types of appliance parts and finished products:

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

•

Shade Pole Motor and Motor Assembly for Refrigerator or Freezers: The shade pole motor and motor assembly is a key part for refrigerators or freezers. Flurida Group Inc's motor part is designed and specified for the refrigerators or freezers made by Electrolux, an US company with headquarters in Charlotte, NC. Flurida also supplies the motors and motor assemblies to Electrolux Europe facilities in Italy and Hungary.

•

High-efficiency motor: The high-efficiency motor runs at 1/3 the wattage of a shaded pole motor thus making a more energy efficient product assisting our customers in meeting the US energy consumption standards for appliances.

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

•	Damper: A damper controls the rate of airflow from freezer into the refrigerator section. These dampers are being sold to users in China to build refrigerators.

•	Electronic icemaker and automatic icemaker: Both started the mass production in 2015.

•	Commercial Vegetable dryer: Targeting the restaurant and hospitality industries, we started mass production of this product in the end of 2015.

•

Ice and Water Dispensers:Flurida Group awarded to its new, wholly-owned subsidiary Flurida Appliance, Inc. the right to sell Flurida Group designed appliances called Ice and Water Dispensers manufactured in China by Chuzhou Fuda Mechanical & Electronics Co., Ltd., which is related and managed by President, Control Shareholder and Director Jianfeng Ding. Flurida Appliances has the right to sell these products throughout the whole world except China. The first shipment already arrived Flurida California and Texas locations. Flurida Appliance started to sell at U.S market, then at some undetermined date in the future possibly in Canada, South American, then Europe.

We discontinued the joint venture called Flurida Procon Communications Technology Co., Ltd as we were unable to develop a strategy to move forward together with the proposed business.

For the fiscal year ended December 31, 2015, the Company had total net revenue of $64,575,450. For the fiscal year ended December 31, 2014, the Company had total net revenue of $ $43,056,292.

Our Supplier

The Company's purchase is primarily from supplier, Chuzhou Fuda Mechanical & Electronics Co., Ltd ("ChuZhouFuDa"), which is related and managed by shareholder and director Jianfeng Ding.

ChuZhou Fuda is an appliance components and sub-assemblies manufacturer established on March 18, 2008. Chuzhou Fuda is located in Chuzhou City, Anhui Province, China. The plant space is around 530,000 sq.ft with 62 molding machine up to 800 metric ton and 30 assemblies lines for appliance components and assemblies.

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

Flurida Group also purchased a few products from suppliers, Qingdao Fubida Electronics Co., Ltd. It is also related and managed by shareholder and director Jianfeng Ding, and established in 2003 specializing in home appliance control components and subassemblies manufacturing, and located in Qingdao City, Shandong Province, China. The plant space is around 70,000 sq ft. 14 units injection molding machine up to 600 metric tons.

Customers

We sell our product to refrigerator manufacturers such as Electrolux North America, Electrolux Australia, Haier America Research and Development Co, and GE. We also sold products to our suppliers Chu Zhou Fu Da.

Markets

We sell our products in United States, Mexico, China, Europe, Australia, and South America.

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

Our major competitors in motors for refrigerators or freezers are some smaller Chinese manufactures.

We compete with these and other suppliers based upon:

(1)	Our larger and more focused design group

(2)	We offer a wider range of products.

(3)	We closely follow the world of largest appliance manufacture's requests.

(4)	Our products are cost effective, but with highest quality control standard, all passed the ISO 9000 and UL; VDE certification.

Research and Development

We have incurred research and development expenses in the 2015 for the total of $ 279,769.

Our Intellectual Property

We have no intellectual property.

Our Employees

We have the following number of full time employees:

Clerical	–	0
Operations	–	1
Administrative	–	2
Management	–	3
Engineers	-	2
Sales	–	3

We have no part time employees. We have no collective bargaining agreement with our employees. We consider our relationship with our employees to be excellent.

Additional Information

We are a public company and file annual, yearly and special reports and other information with the SEC. We are not required to, and do not intend to, deliver an annual report to security holders. You may read and copy any document we file at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. You can request copies of these documents by writing to the SEC and paying a fee for the copying cost. Please call the SEC at 1-800-SEC-0330 for more information about the operation of the public reference room. Our filings are also available, at no charge, to the public at http://www.sec.gov.

Item 2. Description of Property

Flurida Group USA, Inc.

Flurida Group USA, Research and Development Center and Warehouse Location

•	Address: 24412 S Main ST, Carson, CA 90745

•	Name of Land Lord: Suf Management Inc

•	Term of Lease: September 1, 2015 to August 31, 2017

•	Monthly Rent: $4600

•	Square Feet: Approximately 5,168 square feet

•	Adequate for current needs: Yes

Flurida Group USA and Flurida Appliances Inc. Operating Office and Warehouse Location

•	Address: 11220 Rojas Suite C-3 El Paso Texas 79935

•	Name of Land Lord: Francis Properties, Ltd

•	Term of Lease: December 2, 2015 to November 30, 2016

•	Monthly Rent: $1,750 Square Feet: Approximately 2400 square feet

•	Adequate for current needs: Yes

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

Item 4. Mine Safety Disclosures

None

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Trading History

Our common stock is quoted on the Over-The-Counter Bulletin Board under the symbol "FLUG."

Bid Information*

Financial Year Ended	High Bid	Low Bid
December 31, 2015	$0.50	$0.50
September 30, 2015	$0.27	$0.27
June 30, 2015	$0.27	$0.27
March 31, 2015	$0.23	$0.23
December 31, 2014	$.20	$.18
December 31, 2014	$.20	$.15
June 30, 2014	$.20	$.15
March 31, 2015	$.15	$.10

_____________

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

•	we would not be able to pay our debts as they become due in the usual course of business; or

•

our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution, unless otherwise permitted under our articles of incorporation.

Securities Authorized for Issuance Under Equity Compensation Plans

At December 31, 2015, we have one compensation plan in place, entitled 2009 Stock Incentive Plan. This plan was approved by our Board of Directors on July 10, 2009.

Number of Securities to be issued under Plan	Weighted-Average exercise price of outstanding options		Number of securities remaining available for further issuance
5,000,000	$	N/A	5,000,000

Item 6. Selected Consolidated Financial Data

Not required.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

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

Overview

The Company's main business includes sourcing, distribution and marketing of appliance components and assemblies in Asia, Europe, Australia, North and South America. Those products include icemakers; motors; ice and water dispensing systems; high efficiency motors; crushed motors; control modules and established ourselves as a viable supplier of complex cables and harness for the appliance industry. In 2015 we successfully launched a commercial vegetable dryer and launched our own brand of finished products called the ice water dispenser system. The product launch sites took place in two locations: Los Angeles CA and El Paso TX.  Our goal for 2016 is to complete the design and launch a new condenser motor; a twist flex icemaker; oven circulation fan and wire harnesses for ovens.  Our focus is to provide our customers with innovative products and solutions thus securing our position as a valued supplier.

These products are manufactured in China by Chuzhou Fuda Mechanical & Electronics Co., Ltd ("ChuZhou Fuda"). Chuzhou Fuda Mechanical & Electronics Co., Ltd., which is related and managed by shareholder and director Jianfeng Ding, is an appliance components and sub-assemblies manufacturer.

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

We sell the following main types of appliance parts and finished products:

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

•

Shade Pole Motor and Motor Assembly for Refrigerator or Freezers: The shade pole motor and motor assembly is a key part for refrigerators or freezers. Flurida Group Inc's motor part is designed and specified for the refrigerators or freezers made by Electrolux, an US company with headyear in Charlotte, NC. Flurida also supplies the motors and motor assemblies to Electrolux Europe facilities in Italy and Hungary.

•

High-efficiency motor: The high-efficiency motor runs at 1/3 the wattage of a shaded pole motor thus making a more energy efficient product assisting our customers in meeting the US energy consumption standards for appliances.

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

•	Damper: A damper controls the rate of airflow from freezer into the refrigerator section. These dampers are being sold to users in China to build refrigerators.

•	Electronic icemaker and automatic icemaker: Both started the mass production in 2015.

•	Commercial Vegetable dryer: Targeting the restaurant and hospitality industries, we started mass production of this product in 2015.

•

Ice and Water Dispensers:Flurida Group awarded to its new, wholly-owned subsidiary Flurida Appliance, Inc. the right to sell Flurida Group designed appliances called Ice and Water Dispensers manufactured in China by Chuzhou Fuda Mechanical & Electronics Co., Ltd., which is related and managed by President, Control Shareholder and Director Jianfeng Ding. Flurida Appliances has the right to sell these products throughout the whole world except China. The first shipment already arrived Flurida California and Texas locations. Flurida Appliance started to sell at U.S market, then at some undetermined date in the future possibly in Canada, South American, then Europe.

We discontinued the joint venture called Flurida Procon Communications Technology Co., Ltd as we were unable to develop a strategy to move forward together with the proposed business.

For the fiscal year ended December 31, 2015, the Company had total net revenue of $64,575,450. For the fiscal year ended December 31, 2014, the Company had total net revenue of $ $43,056,292.

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

Results of Operations

For the fiscal year ended December 31, 2015 vs. December 31, 2014.

Revenue

For the fiscal year ended December 31, 2015, the Company had net total revenue of $ 64,575,450 to the Company's Europe, Australia, North and South America customers, and Asia, which was increased 49% more than the fiscal year ended December 31, 2014 total net revenue of $ 43,056,292. This increase was because most of main North America customers sales went up due to improved economic situation worldwide, plus new product sales continued through the year ended December 31, 2015 and are still continuing.

For the period January 1 to December 31, 2015, the Company sold icemakers, high efficiency motor, module assembly, wire harness, motors,thermostats, and related refrigerator appliance to North America, which included Electrolux North America, Haier America Research & Development Co, Exact Replacement Parts, and others America corporation, for total sales of $ 56,862,419. The icemakers, assembly, motors, and related parts were manufactured and supplied by Chuzhou FuDaMechanical and Electronics Co., Ltd; all the icemakers, motors, assembly, and related parts were shipped out at FOB shipping point Nanjing, China.

For the fiscal year ended December 31, 2015, the Company sold components and appliance parts to Electrolux –Australia for $ 755,627. The components were manufactured and supplied by Chu Zhou Fu Da Mechanical and Electronics;all the icemakers and components were shipped out at FOB shipping point Nanjing, China.

The Company sold Motors and other parts to Electrolux – Do Brasil for $ 346,883. The motors were manufactured and supplied by Chuzhou FuDaMechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

For the period January 1 to December 31, 2015, the Company sold motors,DAC Boxes, Deflector, and related refrigerator appliance to Europe, which included Electrolux Italy, Electrolux Hungry, Electrolux Sweden, and Gotene Plast AB, for total sales of $ 1,431,149. The DAC Boxes, Deflector, Motors, and other related parts were manufactured and supplied by Chu Zhou Fuda; all the DAC Boxes magnets, and motors were shipped out at FOB shipping point Nanjing, China.

The Company also sold icemakers and related parts to Asia for $ 179,889. The icemakers and parts were manufactured and supplied by Chu Zhou Fuda;all the icemakers were shipped out at FOB shipping point Nanjing, China.

For the period of January 1 to December 31, 2015, the Company sold thermostats and other related key parts for icemakers and motors, and sold dampers to Chuzhou FuDa. Flurida Group purchased some of the parts from Wako Electronics, Inc., an US Company located at Louisville, KY 40299. Flurida Group also sold Rocker Switch, the key parts for icemakers, to Chuzhou FuDa. The parts, Rocker Switch, were used for the icemakers .The Company purchased the parts, Rocker Switch, from CW Industries, an US Company located atSouthampton, PA; and also Flurida Group purchased dampers from Nidec Sankyo Corporation, and then sold to Chuzhou FuDa. Flurida Group, Inc. addsaveraged 5% - 10% margin based on the cost of purchase, then sold to them, so, $ 5,375,387 were sold and invoiced to Chuzhou FuDa for the fiscal year ended December 31, 2015.

In summary, for the period of January 1 to December 31, 2015, the Company incurred the total gross sales of

$ 64,951,354. The Company had sales return and allowance and sales discount of $ 375,904, so, a total of $ 64,575,450 net sales were recorded.

We are as of yet unable to predict the effect of the current economic situation in China will have upon our business.

Cost of Revenue

Our Costs of Goods Sold, as we expected will increased slightly due to increasing labor and raw materials costs. We anticipate this trend to continue and may adjust our unit price upward to reduce the impact of rising costs.

At the fiscal year ended December 31, 2014, the Company had ending inventory $ 8,167,484 that was majority purchased from Chuzhou FuDa.

The Company purchased Icemakers, motors, high efficiency motor, wire harness, dac boxes, deflectors, ice bin, frame assembly, ice maker dispenser, and other related appliance parts from Chuzhou FuDa, meanwhile, Chuzhou FuDa provided tooling and new product testing service to the Company at total cost of $ 41,968,307 for the fiscal year ended December 31, 2015.

To manufacture the related refrigerator appliance parts, Chuzhou FuDa needs key parts made in USA, which were purchased through Flurida Group, Inc. in USA. The costs of purchasing the parts were $ 4,854,028 in fiscal year ended December 31, 2015.

Qingdao Fuda Electronic Co. sold stove to the Company at a cost of $ 110,967 for the fiscal year ended December 31, 2015.

Fulu industries (HK), Ltd provided tooling services and sold module assembly to the Company at a cost of $ 4,641,486 for the fiscal year ended December 31, 2015.

For the fiscal year ended December 31, 2015, the Company had total purchase of $ 51,574,788.

At the year ended December 31, 2015, the Company had total ending inventory at a value $ 222,195.

For the fiscal year ended December 31, 2015, the Company had freight cost and related purchase expense of $ 86,277, and had purchase return and discount of $ 360,261.

Therefore, in the fiscal year ended December 31, 2015, the Company incurred a total cost of goods sold of

$ 59,246,093which was increased 48% compared to the fiscal year ended December 31, 2014 cost of goods sold of $ 39,946,598. The increase of cost of goods sold was due to the sales increase, increasing labor costs, and raw materials.

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

Expense

Our operation expenses consist of selling, general and administrative expenses, and research & development expenses, and depreciation expenses:

	Year Ended
	December 31, 2015	December 31, 2014
Operating expenses
Administration Expense	7,762	1,961
Automobile Expense	5,143	1,320
Bad Debt Expense	320
Bank Service Charges	268,852	142,588
Business Registration	1,080	2,725
Certification	93,131	66,476
Computer and Internet Expenses	14,456	1,254
Depreciation Expenses	33,594	32,218
Fuel charge	10,272	10,177
Gift and Promotion	15,918	13,387
Industry Show	16,659	8,650
Insurance Expense	1,052	1,404
Meals and Entertainment	76,019	49,672
Office Supplies	7,386	11,246
Parking Fee	573	1,517
Payroll Expense - ER	42,362	42,602
Payroll Expense - EE	685,709	781,167
Penalty & Fine Expenses	517	62
Postage and Shipping	19,114	6,313
Professional Fees	196,437	161,730
Rent Expense	69,672	54,595
Repair and Maintenance	4,915	17,290
Research and Development Expense	279,769	149,244
Service Cost	46,844	130,627
Telephone and Internet Expense	26,337	11,732
Travel Expense	400,254	233,486
Utilities	27,23	2,886
Total Operating Expenses	2,326,866	1,936,328

As to more significant increases in 2015 expenses: For maintaining and operating the expanding business, the Company expensed a total of $ 196,437 commission and consulting fee, and other professional fees. In order to increasing the sales in Europe and North America, the Company expensed $ 93,131 certification fees on the products we sold or exported in the fiscal year ended December 31, 2015. Due to the raise of sale volume and customers, the Company had travel expenses of $ 400,254 and meals/entertainment of $76,019. The Company continued increased equipment research and development with 2015 expenses of $ 279,769.

We expect selling, general, and administrative expenses to increase in future periods assuming the trend of increased sales continues.

Income Taxes

We are subject to income taxes in the U.S. and we incurred income tax expense of $ 901,615 and $ 522,310 for the fiscal year ended December 31, 2015 and 2014 respectively. As of December 31, 2015, the Company had income taxes payable of $ 478,813.

Net Income (Loss)

For the reasons set forth above, we had a net income of $ 2,102,022 and $ 611,597 for fiscal year ended December 31, 2015 and 2014 respectively.

Commitments and Contingencies

The Company's purchase is primarily from supplier, Chuzhou Fuda Mechanical & Electronics Co., Ltd ("ChuZhouFuDa"), which is related and managed by director Jianfeng Ding. Chuzhou Fuda is an appliance components and sub-assemblies manufacturer established on March 18, 2008. Chuzhou Fuda is located in Chuzhou City, Anhui Province, China. There was no written supply agreement signed between the Company and Chuzhou Fuda. However, Chuzhou Fuda committed to the Company for the quantity and quality of products the Company ordered.

On June 2008, the Company signed a consigned inventory agreement with an US company, Electrolux Home Products DE Mexico and Anderson, S.A.DEC.V (Electrolux). Start from March 1 2015, Electrolux Home Products De Mexico, S.A. DEC.V., and Electrolux Home Products at Anderson, South Carolina (Electrolux) and The Company mutually agreed using FOB China Port with Net 124 payment term to replace the consignment inventory term. Effective July 31, 2015. There was totally no more consignment inventory for Electrolux North America.

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

Foreign Currency Translation

The Company has determined the United States dollars to be its functional currency for Flurida Group USA and European Euro to be its functional currency in European business. Assets and liabilities were translated to U.S. dollars at the period-end exchange rate. Statement of operations amounts were translated to U.S. dollars using the average rate of each month during the year. Gains and losses resulting from translating foreign currency financial statements are accumulated in other comprehensive income (loss), a separate component of shareholders' equity.

Liquidity and Capital Resources

	At December 31,	At December 31,
	2015	2014

Current Ratio	1.43	1.23
Cash	$8,615,550	$1,825,148
Working Capital	$4,546,538	$2,828,774
Total Assets	$15,296,078	$15,750,485
Total Liabilities	$10,677,204	$12,837,128

Total Equity	$4,618,874	$2,913,357

Total Debt/Equity	2.31	4.41

___________

* Current Ratio = Current Assets /Current Liabilities

** Working Capital = Current Assets - Current Liabilities

*** Total Debt / Equity = Total Liabilities / Total Shareholders' Equity.

The Company's overall working capital was increased in the year ended December 31, 2015 comparing to year ended December 31, 2014, due to the overall increase of the accounts receivable and cash, the Company's current ratio was also increased as of December 31, 2015 comparing to December 31, 2014 due to the increase of the accounts receivable and cash.

Currently the Company has a sales agreement with Electrolux, such agreement require the Company to supply the motors, ice makers, and other parts based on Electrolux's needs. The payment term has changed from the consignment term to FOB china port in July of 2015. Therefore, we don't have inventory in Electrolux US and only a certain quantity on the transaction process. The other businesses with Electrolux in Europe still are keeping the consignment term. That's means the sales incurred were for the products withdrew before the 75 days terms, i.e., the products might be considered as sales automatically based on the consignment terms. After the products withdrew by Electrolux, the Company may receive the payment in 7 days with discount through DB Supplier Finance.

The Company entered into a promissory note secured renewal business loan agreement in the principal amount of $ 6,000,000 with East West Bank located in El Monte, CA. And the maturity date of the Note is from July 10, 2014 to July 31, 2015. On September 25, 2015, the loan was extended from September, 2015 to December 31, 2016. The principal amount of the Note is increased to $8,000,000. The maximum aggregate amount that may be outstanding under all sub-limits (items 1 through 4) shall be the lesser of $ 8,000,000 or 80% of eligible accounts receivable and 50% of inventory. The loan is secured by all company inventories, account receivable, and other assets of the Company.

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

Interest accrued on amounts advanced shall be due and payable on the 25th day of each month commending with the first month after the date of advance. The outstanding principal balance of this note together with all accrued and unpaid interest and all other amount due hereunder, shall be due and payable on December 31, 2016.

As of December 31, 2015, an amount of $ 299,600 was advanced for FX Pre-settlement Risk of forward contracts to hedge.

The management will continue to improve our current business on marketing, customer services and general administrative activities effectiveness. The Company will continue efforts at a R&D center at our California location. The primary function of the Company's Research and Development Center is to identify and research new knowledge about scientific and technological topics in order to develop valuable products, processes and services for our customers. In 2015 we have successfully lunched our new products electronic ice maker model, vegetable dryer and our owned brand three-in-one ice and water dispenser. The Company has continually developed the new products at our Center, including a new condenser motor; a twist flex icemaker; oven circulation fan and wire harnesses for ovens. We are currently working on the development of the new products at our Center, including a new condenser motor; a twist flex icemaker; oven circulation fan and wire harnesses for ovens, although we cannot predict when, if ever, we will launch these products.

Specifically, the management still believes that within the operating activities, the efforts of collecting accounts receivables and making payments of accounts payables still were the primary factors for the changes of cash flows in 2015 and will continue in later years.

The Company had cash and cash equivalents of $ 8,615,550 at December 31, 2015 and $ 4,546,538 of working capital and $ 1,825,148 at December 31, 2015 and $ 2,828,774 of working capital.

The total debt of $ 10,677,204 for December 31, 2015 included total of $ 7,296,128 for Chuzhou Fu Da, $ 1,747,465 for Fulu Finance Management Limited, $ 199,731 for US suppliers, $ 20,596 for salary and payroll tax payable, and $ 62,248 for all other account payable, $ 478,813 income tax liabilities, $ 300,000 other payable, and $ 272,623 unearned revenue.

Our independent auditor has indicated that our customer concentration may raise doubt about its ability to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations. However, due to the close relationship between the Company and its supplier, Chuzhou Fu Da, which is closely related and directly managed by shareholder and director Jianfeng Ding. Besides, as of December 31, 2015, the cash and cash equivalent balance was $ 8,615,550 and account receivable was $ 6,086,397, the management believes that the revenues will be generated and its cash flows will be maintained to cover its operational costs and the risk of going concern in long term is significantly low.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8. Financial Statements

FLURIDA GROUP, INC.

Audited Financial Statements

As of December 31, 2015 and 2014

Table of Contents

Independent Auditor's Report on the Consolidated Financial Statements	F-1

Balance Sheets	F-2

Statement of Operation	F-3

Shareholders Equity	F-4

Cash Flow Statement	F-5

Notes to Financial Statements	F-6

Independent Registered Public Accounting Firm's Auditor's Report on the Consolidated Financial Statements

Board of Directors and Shareholders of Flurida Group, Inc.

We have audited the accompanying consolidated balance sheets of Flurida Group, Inc as of December 31, 2015 and 2014, and the related consolidated statements of operation, shareholders' equity, and cash flows for year ended December 31, 2015 and 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Flurida Group, Inc. and Subsidiary Companies as of December 31, 2015, and 2014, and the results of its operations and their cash flows for the year ended December 31, 2015 and 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ Enterprise CPAs, Ltd.

Enterprise CPAs, Ltd.

Chicago, IL

March 28, 2016

FLURIDA GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$8,615,550	$1,825,148
Accounts receivable, net	6,086,397	3,055,270
Inventory	222,195	8,167,484
FX Hedges Investment	299,600	2,618,000
Total Current Assets	$15,223,742	$15,665,902

Property, plant and equipment, net	$66,072	$78,319
Other assets:
Security deposit	6,264	6,264
Total Other Assets	$6,264	$6,264

TOTAL ASSETS	$15,296,078	$15,750,485

LIABILITIES & EQUITY
Current liabilities:
Account payable	$9,326,168	$11,256,059
Income taxes payable	478,813	177,998
Unearned revenue	272,623	303,071
Total current liabilities	$10,077,604	$11,737,128

Other Current Liabilities:
Loan from the Bank	$299,600	$800,000
Other payable	300,000	300,000
Total Other Current Liabilities	$599,600	$1,100,000

Total Liabilities	$10,677,204	$12,837,128

Stockholders' Equity:
Common stock, $0.001 par value; 200,000,000 shares authorized; 39,290,827 shares issued and outstanding.	$39,291	$39,291
Paid-in capital	1,251,313	1,251,313
Retained earnings	3,584,960	1,482,938
Accumulated other comprehensive Income (loss)	(256,690)	139,815

Total stockholders' equity	$4,618,874	$2,913,357

TOTAL LIABILITIES & EQUITY	$15,296,078	$15,750,485

FLURIDA GROUP, INC.

CONSOLIDATED STATEMENT OF OPERATION

	Year Ended
	December 31, 2015	December 31, 2014
	Audited	Audited

Revenues:	$64,575,450	$43,056,292
Cost of Goods Sold	$59,246,093	$39,946,598
Gross Profit	$5,329,357	$3,109,694
Operating expenses:
Research and development	279,769	149,244

Selling, general and administrative expenses	2,013,503	1,754,866

Depreciation and amortization expenses	33,594	32,218
Total Operating Expenses	$2,326,866	$1,936,328

Operating Income	$3,002,491	$1,173,366

Investment income, net	$10,635	$108
Interest expense, net	9,489	39,567
Income before taxes	$3,003,637	$1,133,907
Income tax expense	901,615	522,310
Net income	$2,102,022	$611,597

Net Income per common share-Basics	$0.05	$0.02
Net Income per common share-Diluted	$0.05	$0.02

Other comprehensive Income (Loss), net of tax:
Foreign currency translation adjustments	(396,505)	89,567
Total other comprehensive Income (Loss)	$(396,505)	$89,567
Comprehensive Income (Loss)	$1,705,517	$701,164

FLURIDA GROUP, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
FOR THE PERIOD ENDED DECEMBER 31, 2015

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balance, December 31, 2006				$(1,500)		$(1,500)

Balance, December 31, 2007	27,291,760	$27,292	$63,406	$(20,619)	$(126)	$69,953

Balance, December 31, 2008	38,990,827	$38,991	$1,221,613	$(214,698)	$29,471	$1,075,377

Balance, December 31, 2009	38,990,827	$38,991	$1,221,613	$(23,633)	$48,979	$1,285,950

Balance, December 31, 2010	38,990,827	$38,991	$1,221,613	$187,572	$5,523	$1,453,699

Balance, December 31, 2011	38,990,827	$38,991	$1,221,613	$388,073	$11,065	$1,659,742

Issuance of common stocks to Williams @ 0.10 per share on November 1, 2012	300,000	$300	$29,700			$30,000

Adjustment for Exchange rate changes					$(11,242)	$(11,242)

Net Income for the year ended December 31, 2012				$155,091		$155,091
Balance, December 31, 2012	39,290,827	$39,291	$1,251,313	$543,164	$(177)	$1,833,591

Adjustment for Exchange rate changes					$50,425	$50,425

Net Income for the year ended December 31, 2013				$328,177		$328,177
Balance, December 31, 2013	39,290,827	$39,291	$1,251,313	$871,341	$50,248	$2,212,193

Adjustment for Exchange rate changes					$89,567	$89,567

Net Income for the year ended December 31, 2014				$611,597		$611,597
Balance, December 31, 2014	39,290,827	$39,291	$1,251,313	$1,482,938	$139,815	$2,913,357

Adjustment for Exchange rate changes					$(396,505)	$(396,505)

Net Income for the year ended December 31, 2015				$2,102,022		$2,102,022
Balance, December 31, 2015	39,290,827	$39,291	$1,251,313	$3,584,960	$(256,690)	$4,618,874

FLURIDA GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended
	December 31, 2015	December 31, 2014
	Audited	Audited
Operating Activities:
Net Income	$2,102,022	$617,086
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	33,594	32,218
Inventory	7,945,289	(4,348,800)
Account receivable	(3,031,127)	(779,318)
Unearned revenue	(30,448)	164,549
Decrease in other Payable	-	225,000
Decrease in income tax payable	300,815	43,288
Increase in account payable	(1,929,891)	8,402,747
Net cash provided by operating activities	$5,390,254	$4,356,770
Investing Activities:
Investment instrument	2,318,400	(2,618,000)
Purchase Property	(21,347)	(19,487)
Net cash provided by investing activities	$2,297,053	$(2,637,487)
Financing Activities:
Proceeds from issuance of common stock	-	-
Loan from the Bank	(500,400)	(1,100,000)
Net cash provided by financing activities	$(500,400)	$(1,100,000)

Effect of Exchange Rate on Cash	$(396,505)	$89,567
Net increase (decrease) in cash and cash equivalents	$6,790,402	$708,850
Cash and cash equivalents at beginning of the period	$1,825,148	$1,116,298
Cash and cash equivalents at end of the period	$8,615,550	$1,825,148

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BUSINESS DESCRIPTION

Flurida Group, Inc. (the "Company"), incorporated under the laws of Nevada on December 19, 2006, with registered address at 1955 Baring Blvd, Sparks, NV 89434. The Company has its operating office located at 11220 Rolas Suite C3, El Paso, TX 79935.

Flurida Group leased a research and development center at 24412 S Main Street, Carson, CA 90745.

Flurida Group Inc also has branch located at Naperville, IL 60564.

Flurida Group Inc has a new, wholly owned subsidiary Flurida Appliance, Inc, a Nevada corporation to sell Flurida Group designed appliances manufactured in China by Chuzhou Fuda Mechanical & Electronics Co., Ltd. Flurida Appliance has its main operating office located at 11220 Rolas Suite C3, El Paso, TX 79935.

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

For the fiscal year 2015, the Company purchased $ 19,365 Furniture and equipment, and $ 1,982 Computer and data process equipment.

As of December 31, 2015, the company has furniture, Computer and data processing equipment, and equipment at apurchase cost of $ 195,121, and $ 129,049 of accumulated depreciation expense was recorded.

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

Account Receivable

As of December 31, 2015, the company had a total of $ 6,086,397 account receivable from it major customers, which included $ 1,070,350 of ChuZhou Fuda, $ 4,550,793 of Electrolux North America, $ 211,888 Electrolux Europe and its subsidiaries, and $ 253,366 other America corporations.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans from Bank

The Company entered into a promissory note secured renewal business loan agreement in the principal amount of $ 6,000,000 with East West Bank located in El Monte, CA. And the maturity date of the Note is from July 10, 2014 to July 31, 2015. On September 25, 2015, the loan was extended from September, 2015 to September 30, 2016. The principal amount of the Note is increased to $8,000,000. The maximum aggregate amount that may be outstanding under all sub-limits (items 1 through 4) shall be the lesser of $ 8,000,000 or 80% of eligible accounts receivable and 50% of inventory. The loan is secured by all company inventories, account receivable, and other assets of the Company.

Effective August 25, 2015, the interest rate on the Notes is amended and restated as "Variable Interest Rate". Interest in this Note is computed on a 365/360 basis; that is, by applying the ratio of the interest rate over a year of 360 days, multiplied by the outstanding principal balance, multiplied by the actual number of days the principal balance is outstanding.

The Company may only draw up to:

•	$ 3,000,000 for issuance of Sight Letters of Credit (LC)
•	$ 3,000,000 for issuance of Standby Letters of Credit (SBLC)
•	$ 6,000,000 for Clean Advance of up to maturity of the line
•	$ 4,000,000 for FX Pre-Settlement Risk allowing customer to purchase forward contracts to hedge against FX current risk.

The note is allowed to issue letter of credit up to 120 days past loan maturity.

Interest accrued on amounts advanced shall be due and payable on the 25th day of each month commending with the first month after the date of advance. The outstanding principal balance of this note together with all accrued and unpaid interest and all other amount due hereunder, shall be due and payable on December 31, 2016.

As of December 31, 2015, an amount of $ 299,600 was advanced for FX Pre-settlement Risk of forward contracts to hedge.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Account Payable

The Company incurred accounts payable including professional fees, purchases, payroll and payroll tax liability, and other service fee payables.

As of December 31, 2015, the company had a total of $ 9,326,168 account payable, which was included $ 7,296,128 for Chu Zhou Fu Da, $ 1,747,465 for Fulu Finance Management Limited, $ 199,731 for US suppliers, $ 20,596 for salary and payroll tax payable, and $ 62,248 for all other account payable.

Income Tax Payable

For the fiscal year ended December 31, 2015 and 2014, the Company incurred income tax expense of $ 901,615 and $ 522,310 respectively. As of December 31, 2015, the income taxes payable of the Company was $ 478,813.

Inventory

The inventory was valued at cost of purchase from suppliers.

On June, 2008, Flurida Group, Inc signed consigned inventory agreements with Electrolux Home Products De Mexico, S.A. DEC.V., and Electrolux Home Products at Anderson, South Carolina (Electrolux), under the term of the agreements, the supplier, Flurida Group, Inc, agreed to produce, to maintainthe transit the customized products per Electrolux's specification. Electrolux maintain a storage location within Electrolux's Juarez site for consigned inventory. And Flurida Group, Inc is facilitated to use of Electrolux's storage location at such site to the sale of products to Electrolux; Electrolux will provide labor resources for receipt, stock up, and pulls of consigned products. Flurida Group, Inc., retains title and ownership of products while in transit to Electrolux's site and while stored in the consigned inventory location.Title and ownership will pass to Electrolux when they withdraw products from the consigned inventory location.

Upon withdrawal, Electrolux will pay for it under the payment term stated in the purchasing order correspond with the withdraw products.Products residing in the consigned inventory for 90 days with no activity due to non communicated demand change will no longer qualify for consignment, and will be considered as withdrawn product after 90 days. Accordingly, title passage and invoicing shall occur on such product per the term. Start from March 1 2015, Electrolux Home Products De Mexico, S.A. DEC.V., and Electrolux Home Products at Anderson, South Carolina (Electrolux) and The Company mutually agreed using FOB China Port with Net 124 payment term to replace the consignment inventory term. Effective July 1, 2015. There was totally no more consignment inventory for Electrolux North America.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventory (Continued)

On July, 2012, Flurida Group, Inc signed deposit inventory agreements with Electrolux Italia S.p.A., which was effective in January 2013. under the term of the agreements, the supplier, Flurida Group, Inc, agreed to produce, to maintainthe transit the customized products per Electrolux's specification. Electrolux maintain a storage location within Electrolux's Italia site for consigned inventory. And Flurida Group, Inc is facilitated to use of Electrolux's storage site located at Treviso, Italy to deposit the products to selling Electrolux; Electrolux will provide labor resources for receipt, stock up, and pulls of consigned products. Flurida Group, Inc., retains title and ownership of products while in transit to Electrolux's site and while stored in the consigned inventory location.Title and ownership will pass to Electrolux when they withdraw products from the consigned inventory location. Upon withdrawal, Electrolux will pay for it under the 60 days payment term stated in the Frame Agreement.Products residing in the consigned inventory for 30 days with no activity due to non communicated demand change will no longer qualify for consignment, and will be considered as withdrawn product after 30 days. Accordingly, title passage and invoicing shall occur on such product per the term.

On June 25, 2013, Flurida Group, Inc signed consignment inventory agreements with Electrolux Hungary S.p.A., which was effective in September 2013. under the term of the agreements, the supplier, Flurida Group, Inc, agreed to produce, to maintainthe transit the customized products per Electrolux's specification. Electrolux maintain a storage location within Electrolux's Hungary site for consigned inventory. Electrolux is responsible, at its own cost, for the suitable storage and administration of the consignment stock. Flurida Group, Inc., retainstitle and ownership of products while in transit to Electrolux's site and while stored in the consigned inventory location.Title and ownership will pass to Electrolux when they withdraw products from the consigned inventory location.

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

As of December 31, 2015 There were 6,048 pieces Dac boxes, and 6,720 pieces motorsin Electrolux Hungary warehouse as of consignment inventory.

The Company has 8,960 pieces motors and 792 pieces Dac boxesbeen shipped out at FOB shipping point Nanjing, China to Electrolux Hungary warehouse. And there were 3,336 pieces dispenser, 2,016 pieces frame, and 2,205 pieces ice bin been shipout at FOB shipping point Nanjing, China to Electrolux Austria warehouse. Those purchases haven't considered as a sale or a consignment inventory at the period ended December 31, 2015. However, it's the in transit inventories of Flurida Group, Inc.

Moreover, Flurida Appliance had total of 192 pieces ice water dispenser in Carson center and El Paso warehouse.

As a result, as of December 31, 2015, the Company had total inventory at a value $ 222,195.

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

For the fiscal year ended December 31, 2015, the Company had total net revenue of $ 64,575,450.

For the period January 1 to December 31, 2015, the Company sold icemakers, high efficiency motor, module assembly, wire harness, motors,thermostats, and related refrigerator appliance to North America, which included Electrolux North America, Haier America Research & Development Co, Exact Replacement Parts, and others America corporation,for total sales of $ 56,862,419. The icemakers, assembly, motors, and related parts were manufactured and supplied by ChuZhou FuDaMechanical and Electronics Co., Ltd; all the icemakers, motors, assembly, and related parts were shipped out at FOB shipping point Nanjing, China.

For the fiscal year ended December 31, 2015, the Company sold components and appliance parts to Electrolux –Australia for $ 755,627. The components were manufactured and supplied by Chu Zhou Fu Da Mechanical and Electronics; all the icemakers and components were shipped out at FOB shipping point Nanjing, China.

The Company sold Motors and other parts to Electrolux – Do Brasil for $ 346,883. The motors were manufactured and supplied by ChuZhou FuDaMechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

For the period January 1 to December 31, 2015, the Company sold motors, DAC Boxes, Deflector, and related refrigerator appliance to Europe, which included Electrolux Italy, Electrolux Hungry, Electrolux Sweden, and Gotene Plast AB,for total sales of $ 1,431,149. The DAC Boxes, Deflector, Motors, and other related parts were manufactured and supplied by Chu Zhou Fuda; all the DAC Boxes magnets, and motors were shipped out at FOB shipping point Nanjing, China.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenues Recognition (Continued)

The Company also sold icemakers and related parts to Asia for $ 179,889. The icemakers and parts were manufactured and supplied by Chu Zhou Fuda;all the icemakers were shipped out at FOB shipping point Nanjing, China.

For the period of January 1 to December 31, 2015, the Company sold thermostats and other related key parts for icemakers and motors, and sold dampers to ChuZhouFuDa. Flurida Group purchased some of the parts from Wako Electronics, Inc., an US Company located at Louisville, KY 40299. Flurida Group also sold Rocker Switch, the key parts for icemakers, to ChuZhouFuDa. The parts, Rocker Switch, were used for the icemakers .The Company purchased the parts, Rocker Switch, from CW Industries, an US Company located atSouthampton, PA; and also Flurida Group purchased dampers from Nidec Sankyo Corporation, and then sold to ChuZhouFuDa. Flurida Group, Inc. addsaveraged 5% - 10% margin based on the cost of purchase, then sold to them, so, $ 5,375,387 were sold and invoiced to ChuZhouFuDa for the fiscal year ended December 31, 2015.

In summary, for the period of January 1 to December 31, 2015, the Company incurred the total gross sales of $ 64,951,354. And the Company had sales return and allowance and sales discount of $ 375,904, so, a total of $ 64,575,450 net sales were recorded. The cost of goods sold is discussed in details in Note C, Related Party Transactions.

Operating Expense

Operating Expenses includes research and development expense, all selling, general and administrative expenses, and depreciation expenses for Flurida Group Inc. For the fiscal year ended December 31, 2015 and 2014, the Company had total operating expensesof $ 2,326,866 and $ 1,936,328 respectively, which include the research and development expense of $ 279,769 and $ 149,244, and depreciation expenses of $ 33,594 and $ 32,218, and selling, general and administrative expense of $ 2,013,503 and $ 1,754,866. Detail was showed on Exhibit A.

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

The new product of the vegetable dryer system is on the final approval period by customer. The company is still focusing on developing its own brand 3 in 1 ice and water dispenser and continually working together with its producing partner Chuzhou Fuda Mechanical & Electronics Co., Ltd . The first order of 192 pieces 3 in 1 ice and water dispenser had arrived in the warehouse of the Company as of December 31, 2015, and will lunch to market in 2016.

The Company had total research and development expense of $ 279,769 and $ 149,244 for fiscal quarter ended December 31, 2015 and 2014 respectively.

Professional Fee

Professional fees are consist of accounting and auditing fee, legal fee, commission and consulting expenses, SEC filing fee, and other professional expenses. The total professional fees were $ 196,437 and $ 161,730 for the fiscal year ended December 31, 2015 and 2014 respectively.

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

The total payroll expenses were $ 728,071 and $ 823,769 for the fiscal year ended December 31, 2015 and 2014 respectively.

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

Comprehensive Income

The company's comprehensive income is comprised of net income, unrealized gains and losses on marketable securities classified foreign currency translation adjustments, and unrealized gains and losses on derivative financial instruments related to foreign currency hedging. Due to the significant rate changed in Euro currency hedging, the Company incurred a foreign currency translation loss of $ 396,505 for the fiscal year ended December 31, 2015.

NOTE C - RELATED PARTY TRANSACTIONS

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of December 31, 2015, total 29,162,760 shares were issued to officers and directors. Please see the table below for details:

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - RELATED PARTY TRANSACTIONS (Continued)

Common Shares Issued to Executive and Non-Executive Officers and Directors (continued)

Name	Total Shares	Total Amount	Percentage
Fenglan Li	165,000	15,750	0.42%
Ying Zhong	2,000,000	200,000	5.09%
Jianfeng Ding & Yaru Huang	26,997,760	325,998	68.72%
Total	29,162,760	$541,748	74.23%

•	Based on total outstanding issued shares as of December 31, 2015: 39,290,827.

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

The Company purchased Icemakers, motors, high efficiency motor, wire harness, dac boxes, deflectors, ice bin, frame assembly, ice maker dispenser, and other related appliance parts from ChuZhou FuDa, meanwhile, ChuZhouFuDa provided tooling and new product testing service to the company at total cost of $ 41,968,307 for the fiscal year ended December 31, 2015.

To manufacture the related refrigerator appliance parts, Chu Zhou Fu Da needs key parts made in USA, which were purchased through Flurida Group, Inc. in USA. The costs of purchasing the parts were $ 4,854,028 in the period of January 1 to December 31, 2015.

Qingdao Fuda Electronic Co. sold stove to the Company at a cost of $ 110,967 for the fiscal year ended December 31, 2015.

Fulu industries (HK), Ltd provided tooling services and sold module assembly to the Company at a cost of $ 4,641,486 for the fiscal year ended December 31, 2015.

For the fiscal year ended December 31, 2015, the Company had total purchase of $ 51,574,788.

At the year ended December 31, 2015, the company had total ending inventory at a value $ 222,195.

For the period of January 1 to December 31, 2015, the company had freight cost of $ 86,277, and purchase return and discount of $ 360,261.

Therefore, in the fiscal year ended December 31, 2015, the Company incurred a total cost of goods sold of $ 59,246,093.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D - SHAREHOLDERS' EQUITY

During the year ended December 31, 2008, Flurida Group, Inc has issued total 11,699,067 new shares on April 15, 2008, including 11,649,067 shares issued to loan holders who converted all the loans to common shares. At the year ended December 31, 2008, Flurida Group, Inc. incurred net loss of $ (194,079).

Therefore, the total stockholders' equity balance at December 31, 2008 was $ 1,075,377.

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

There were no new shares issued during the period of January to December 2015

Therefore, as of December 31, 2015 total shares issued and outstanding are 39,290,827.

NOTE E– SUBSEQUENT EVENT

On February 4, 2016, 120,000 restricted shares were issued for services and bonus at $ 0.5 per share, for the total value of $ 60,000.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F - GOING CONCERN

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

However, in the year ended December 31, 2015, the Company generated significant sales revenue of $64,575,450. Electrolux and its subsidiaries are operated independently in various countries, the management assess that it is unlikely if Electrolux and its subsidiary discontinue the purchase in near future due to the Company secured a purchase order in next three years with Electrolux and its subsidiaries. In addition, the going concern may be mitigated due to the close relationship between the Company and it's suppliers. The Company's purchase is primarily from supplier, Chuzhou Fuda Mechanical & Electronics Co., Ltd ("ChuZhouFuDa"), which is closely related and directly managed by shareholder and director Jianfeng Ding. Besides, as of December 31, 2015, the cash and cash equivalent balance was $ 8,615,550, the management believes that the revenues will be generated and its cash flows will be maintained to cover its operational costs and the risk of going concern is significantly low or none.

Exhibit A

	Year Ended
	December 31, 2015	December 31, 2014
Operating expenses
Administration Expense	7,762	1,961
Automobile Expense	5,143	1,320
Bad Debt Expense	320
Bank Service Charges	268,852	142,588
Business Registration	1,080	2,725
Certification	93,131	66,476
Computer and Internet Expenses	14,456	1,254
Depreciation Expenses	33,594	32,218
Fuel charge	10,272	10,177
Gift and Promotion	15,918	13,387
Industry Show	16,659	8,650
Insurance Expense	1,052	1,404
Meals and Entertainment	76,019	49,672
Office Supplies	7,386	11,246
Parking Fee	573	1,517
Payroll Expense - ER	42,362	42,602
Payroll Expense - EE	685,709	781,167
Penalty & Fine Expenses	517	62
Postage and Shipping	19,114	6,313
Professional Fees	196,437	161,730
Rent Expense	69,672	54,595
Repair and Maintenance	4,915	17,290
Research and Development Expense	279,769	149,244
Service Cost	46,844	130,627
Telephone and Internet Expense	26,337	11,732
Travel Expense	400,254	233,486
Utilities	2,723	2,886
Total Operating Expenses	2,326,866	1,936,328

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosures

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2015. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2015, the Company's disclosure controls and procedures were not effective. This conclusion by the Company's Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after December 31, 2015.

Management's Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, due to our financial situation, we will be implementing further internal controls as we become operative so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on its evaluation as of December 31, 2015, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2015. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

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

This annual report does not include an attestation report of the Company s registered public accounting firm regarding internal control over financial reporting. Management s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

No change in the Company's internal control over financial reporting occurred during the year ended December 31, 2015, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Directors and Officers

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. Our directors and executive officers are as follows:

Name	Age	Position
Jianfeng Ding	60	Chairman of the Board, President, and CEO
Yaru Huang	48	Chief Financial Officer and Chief Accounting Officer
Ying Zhong	44	Chief Representative, Director

Ding, Jianfeng. Jianfeng Ding joined us in December 19, 2006 Chairman of Board of Directors, Chief Executive Officer. From September 1998 to December 2006, he was President of Flurida Industries (Hong Kong) Co., Ltd., a Hong Kong corporation doing business of distribution of appliance parts. In 1981, he graduated from Hang Zhou Electronic Technical University majoring in mechanical engineering. From 1985-1989, he studied at Xi'an Electronic Science University on Application of Computer Science. As a member of the board, Mr. Ding contributes his knowledge of the Company and a deep understanding of all aspects of our business, products and markets, as well substantial experience developing corporate strategy, assessing emerging industry trends, and business operations.

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

Ying Zhong joined us as director and Vice President in Oct/2007. From Jan/2004 to Sep/2007, she was Vice President, New Business Development of Flurida Industries (Hong Kong) Ltd., which manufactures and distributes household appliance components. From Feb/2003 to Dec/2003, she was Manager, Chicago Office of Flurida Industries (Hong Kong) Ltd., which manufactures and distributes household appliance components. From Sep/1995 to Aug/2001, she was Operational Assistant Manager of Young's Engineering Shanghai Office, which provides Mechanical and Electrical Engineering service to construction industry. In Sep/2001, she received a Master Degree of Business Administration from University of Illinois at Chicago. In July/1993, she received a Bachelor Degree of Law from Hua Qiao University. As a member of the board, Ms. Zhong contributes significant industry-specific experience and expertise on our products and services.

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

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Principal Executive Officer, our two most highly compensated executive officers other than our PEO who occupied such position at the end of our latest fiscal year and up to two additional executive officers who would have been included in the table below except for the fact that they were not executive officers at the end of our latest fiscal year, by us, or by any third party where the purpose of a transaction was to furnish compensation, for all services rendered in all capacities to us or our subsidiary for the latest two fiscal years ended December 31, 2015, and December 31, 2014

Executive Compensation

Name	Title	Year	Salary	Bonus	Stock awards	Option awards	Non equity incentive plan compensation	Non qualified deferred compensation and all other compensation	Total compensation

Jianfeng Ding	Chairman CEO	2015	350,000						350,000
		2014	350,000	100,000					450,000

Yaru Huang	CFO	2015	86,520						86,250
		2014	85,470	10,000					95,470

Ying Zhong	Director	2015	86,520						86,250
		2014	85,470	10,000					95,470

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

2.	Program, Product and Service Delivery — Oversees design, marketing, promotion, delivery and quality of programs, products and services

3.

Financial, Tax, Risk and Facilities Management — Recommends investment activities, issue yearly and annual reports for Board approval and prudently manages organization's resources within those guidelines according to current laws and regulations

4.	Human Resource Management — Effectively manages the human resources of the organization according to authorized personnel policies and procedures that fully conform to current laws and regulations

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

Employment period is three years from December 2006 to December 2009. Annual salary will be $150,000 starting to pay at January, 2009. The salaries accrued from December 2006 and December 2008 will be waived by Jianfeng Ding. Accordingly, there is no salary payment for Jianfeng Ding in 2006, 2007, and 2008, respectively. The employment was renewed in January 2010 for another three years with annual salary of $200,000 in 2010 and 2011, 2012. Also employment was renewed in January 2014 for another three years with annual salary of $350,000 in 2015.

Ms. Yaru Huang, CFO

Main responsibilities of the position are as follows:

1.

Oversee the corporate finance in accordance with the General Accepted Accounting Principles of the United States, General Principles of Corporate Finance, and Financial Management System developed by the Company.

2.	Implement the directives of the CEO and the Board of Directors in the following financial areas: allocation of all the corporate capital and management of the Company's capital or other investments.

3.	Develop corporate financial plan, control auditing analysis, raise capitals legally, make use of the corporate assets effectively, and make every efforts to increase the corporate economic benefits.

4.

Supervise and manage the finances of the subsidiaries of the Company. Employment period is three years from December 2006 to December 2009. Annual salary will be $60,000 starting to pay at January, 2009.

The salaries accrued from December 2006 to December 2008 will be waived by Yaru Huang. Accordingly, there is no salary payment for Yaru Huang in 2006, 2007, and 2008, respectively.

Employment period was three years from December 2006 to December 2009. Annual salary will be $60,000 starting to pay at January, 2009. The employment was renewed in January 2010 for another three years with annual salary of $70,000 in 2010, $80,000 in 2011 and 2012. Also the employment was renewed in January 2014 for another three years with annual salary of $86,520 in 2015.

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

Employment period was three years from October 2007 to October 2009. Annual salary will be $60,000 starting to pay at April 2009. The salaries accrued from October 2007 to December 2008 will be waived by Ying Zhong. Accordingly, there is no salary payment for Ying Zhong in 2007, and 2008, respectively. The employment was renewed in January 2010 for another three years with annual salary of $70,000 in 2010 and $80,000 in 2011, and 2012. Also the employment was renewed in January 2014 for another three years with annual salary $86,520 in 2015.

Compensation Committee Interlocks and Insider Participation

We have no compensation committee (or other board committee performing equivalent functions). The board of directors will make decisions for the compensation of executive officers. Currently, there are three directors: Jianfeng Ding, Yaru Huang, Ying Zhong are also executive officers and shareholders with more than 5% of issued common stocks. During the last completed fiscal year, there are no other individuals participated in deliberations of the registrant's board of directors concerning executive officer compensation.

Outstanding Equity Awards At Fiscal Year-End

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END December 31, 2015

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

No option awards, unexercised options, unvested stock awards or equity incentive plan awards were granted to our named executive officers during fiscal year ended at December 31, 2015.

Director Compensation

The following table summarizes the compensation paid to Flurida Group' directors for the fiscal year ended December 31, 2015:

Name	Fees Earned or Paid in Cash	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Jianfeng Ding	0	0	0	0	0	0
Yaru Huang	0	0	0	0	0	0
Ying Zhong	0	0	0	0	0	0

No director was paid in any form of compensation for acting as a Director as of December 31, 2015. See Executive Compensation table above for salaries paid to these Directors for their role as officers.

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

_____________

[1] Owned 13,498,880 shares in the name of Jianfeng Ding and 13,498,880 shares in the name of Yaru Huang, husband and wife.

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 39,290,827 shares of common stock outstanding as of December 31, 2015.

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

The Company purchased Icemakers, motors, high efficiency motor, wire harness, dac boxes, deflectors, ice bin, frame assembly, ice maker dispenser, and other related appliance parts from ChuZhou FuDa, meanwhile, ChuZhouFuDa provided tooling and new product testing service to the company at total cost of $ 41,968,307 for the fiscal year ended December 31, 2015.

Qingdao Fuda Electronic Co. sold stove to the Company at a cost of $ 110,967 for the fiscal year ended December 31, 2015.

Fulu industries (HK), Ltd provided tooling services and sold module assembly to the Company at a cost of $ 4,641,486 for the fiscal year ended December 31, 2015.

Director Independence

Our board of directors has determined that we do not have a board member that qualifies as "independent" as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Item 14. Principal Accountant Fees and Services

Enterprise CPA was our independent auditors for the fiscal years ended December 31, 2015 and 2014.

The following table shows the fees paid or accrued by us for the audit and other services provided by our auditor for fiscal 2015 and 2014.

	2014	2015

Audit Fees	$35,625	$37,650
Audit-Related Fees
Tax Fees
All Other Fees
Total	$35,625	$37,650

As defined by the SEC, (i) "audit fees" are fees for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-K, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years; (ii) "audit-related fees" are fees for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "audit fees;" (iii) "tax fees" are fees for professional services rendered by our principal accountant for tax compliance, tax advice, and tax planning; and (iv) "all other fees" are fees for products and services provided by our principal accountant, other than the services reported under "audit fees," "audit-related fees," and "tax fees."

Under applicable SEC rules, the Audit Committee is required to pre-approve the audit and non-audit services performed by the independent auditors in order to ensure that they do not impair the auditors' independence. The SEC's rules specify the types of non-audit services that an independent auditor may not provide to its audit client and establish the Audit Committee's responsibility for administration of the engagement of the independent auditors. Until such time as we have an Audit Committee in place, the Board of Directors will pre-approve the audit and non-audit services performed by the independent auditors.

Consistent with the SEC's rules, the Audit Committee Charter requires that the Audit Committee review and pre-approve all audit services and permitted non-audit services provided by the independent auditors to us or any of our subsidiaries. The Audit Committee may delegate pre-approval authority to a member of the Audit Committee and if it does, the decisions of that member must be presented to the full Audit Committee at its next scheduled meeting.

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

__________

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

Flurida Group, Inc.,

a Nevada corporation

Title	Name	Date	Signature

Principal Executive Officer	Jianfeng Ding	March 30, 2016	/s/ Jianfeng Ding

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	NAME	TITLE	DATE

/s/ Jianfeng Ding	Jianfeng Ding	Principal Executive Officer and Director	March 30, 2016

/s/ Yaru Hang	Yaru Hang	Principal Financial Officer and Principal Accounting Officer	March 30, 2016

/s/ Ying Zhong	Ying Zhong	Director	March 30, 2016

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

32.2 *	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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

____________

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

