Form 10-Q
period 2016-03-31
FLURIDA GROUP INC
filed 2016-05-16
CIK 1430960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______ to _______

Commission file number 333-151200

FLURIDA GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	3469	26-0688130
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(IRS I.D.)

11220 Rojas Suite C-3 El Paso, TX	79935
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (800) 433-9938

N/A

(Former name, former address and former three months, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 16, 2016 there were 39,290,827 shares issued and outstanding of the registrant's common stock.

2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

FLURIDA GROUP, INC.

Financial Statements

(Unaudited)

As of March 31, 2016 and 2015

F-1

Table of Contents

Balance Sheets	F-3

Statement of Operation	F-4

Shareholders' Equity	F-5

Cash Flow Statement	F-6

Notes to Financial Statements	F-7

FLURIDA GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015

ASSETS
Current assets:
Cash and cash equivalents	$14,084,577	$8,615,550
Accounts receivable, net	4,768,897	6,086,397
Inventory	374,865	222,195
FX Hedges Investment	-	299,600
Total Current Assets	$19,228,339	$15,223,742

Property, plant and equipment, net	$77,313	$66,072

Other assets:
Security deposit	6,264	6,264
Total Other Assets	$6,264	$6,264

TOTAL ASSETS	$19,311,916	$15,296,078

LIABILITIES & EQUITY
Current liabilities:
Account payable	$13,610,133	$9,326,168
Income taxes payable	290,236	478,813
Unearned revenue	194,975	272,623
Total current liabilities	$14,095,344	$10,077,604

Other Current Liabilities:
Loan from the Bank	$-	$299,600
Other payable	300,000	300,000
Total Other Current Liabilities	$300,000	$599,600

Total Liabilities	$14,395,344	$10,677,204

Stockholders' Equity:
Common stock, $0.001 par value; 200,000,000 shares authorized; 39,290,827 shares issued and outstanding.	$39,291	$39,291
Paid-in capital	1,251,313	1,251,313
Retained earnings	3,888,503	3,584,960
Accumulated other comprehensive Income (loss)	(262,535)	(256,690)

Total stockholders' equity	$4,916,572	$4,618,874

TOTAL LIABILITIES & EQUITY	$19,311,916	$15,296,078

FLURIDA GROUP, INC.
CONSOLIDATED STATEMENT OF OPERATION

	Three Months Ended
	March 31, 2016	March 31, 2015
	Unaudited	Unaudited

Revenues:	$9,405,730	$17,401,304
Cost of Goods Sold	$8,384,777	$15,928,550
Gross Profit	$1,020,953	$1,472,754
Operating expenses:
Research and development	1,232	44,227

Selling, general and administrative expenses	550,989	442,560

Depreciation and amortization expenses	9,025	8,237
Total Operating Expenses	$561,246	$495,024

Operating Income	$459,707	$977,730

Investment income, net	$5,259	$5
Interest expense, net		6,489
Income before taxes	$464,966	$971,246
Income tax expense	161,423	221,465
Net income	$303,543	$749,781

Net Income per common share-Basics	$0.01	$0.02
Net Income per common share-Diluted	$0.01	$0.02

Other comprehensive Income (Loss), net of tax:
Foreign currency translation adjustments	(5,845)	(375,930)
Total other comprehensive Income (Loss)	$(5,845)	$(375,930)
Comprehensive Income (Loss)	$297,698	$373,851

FLURIDA GROUP, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
FOR THE PERIOD ENDED MARCH 31, 2016

			Additional		Accumulated Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balance, December 31, 2006				$(1,500)		$(1,500)

Balance, December 31, 2007	27,291,760	$27,292	$63,406	$(20,619)	$(126)	$69,953

Balance, December 31, 2008	38,990,827	$38,991	$1,221,613	$(214,698)	$29,471	$1,075,377

Balance, December 31, 2009	38,990,827	$38,991	$1,221,613	$(23,633)	$48,979	$1,285,950

Balance, December 31, 2010	38,990,827	$38,991	$1,221,613	$187,572	$5,523	$1,453,699

Balance, December 31, 2011	38,990,827	$38,991	$1,221,613	$388,073	$11,065	$1,659,742

Balance, December 31, 2012	39,290,827	$39,291	$1,251,313	$543,164	$(177)	$1,833,591

Balance, December 31, 2013	39,290,827	$39,291	$1,251,313	$871,341	$50,248	$2,212,193

Adjustment for Exchange rate changes					$89,567	$89,567

Net Income for the year ended December 31, 2014				$611,597		$611,597

Balance, December 31, 2014	39,290,827	$39,291	$1,251,313	$1,482,938	$139,815	$2,913,357

Adjustment for Exchange rate changes					$(396,505)	$(396,505)

Net Income for the year ended December 31, 2015				$2,102,022		$2,102,022

Balance, December 31, 2015	39,290,827	$39,291	$1,251,313	$3,584,960	$(256,690)	$4,618,874

Adjustment for Exchange rate changes					$(5,845)	$(5,845)

Net Income for the period ended March 31, 2016				$303,543		$303,543

Balance, March 31, 2016	39,290,827	39,291	1,251,313	3,888,503	(262,535)	4,916,572

FLURIDA GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended
	March 31, 2016	March 31, 2015
	Unaudited	Unaudited

Operating Activities:
Net Income	$303,543	$749,781
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	9,025	8,237
Inventory	(152,670)	3,778,395
Account receivable	1,317,500	(4,815,557)
Unearned revenue	(77,648)	(59,830)
Decrease in income tax payable	(188,577)	71,465
Increase in account payable	4,283,965	(2,131,937)
Net cash provided by operating activities	$5,495,138	$(2,399,446)

Investing Activities:
Investment instrument	299,600	-
Purchase Property	(20,266)	(1,100)
Net cash provided by investing activities	$279,334	$(1,100)

Financing Activities:
Proceeds from issuance of common stock	-	-
Loan from the Bank	(299,600)	(500,000)
Net cash provided by financing activities	$(299,600)	$(500,000)

Effect of Exchange Rate on Cash	$(5,845)	$(375,930)
Net increase (decrease) in cash and cash equivalents	$5,469,027	$(3,276,476)
Cash and cash equivalents at beginning of the period	$8,615,550	$4,443,148
Cash and cash equivalents at end of the period	$14,084,577	$1,166,672

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

Flurida Group leased a research and development center at 24412 S Main Street, Carson, CA 90745.

Flurida Group Inc also has branch located at Naperville, IL 60564.

Flurida Group Inc has a wholly owned subsidiary Flurida Appliance, Inc, a Nevada corporation to sell Flurida Group designed appliances manufactured in China by Chuzhou Fuda Mechanical & Electronics Co., Ltd. Flurida Appliance has its main operating office located at 11220 Rolas Suite C3, El Paso, TX 79935.

The Company's main business includes sourcing, distribution and marketing of appliance components and assemblies in Asia, Europe, Australia, North and South America. Those products include ice maker; icemaker dispenser; high efficiency motor, module, crush motor and wire harness, and commercial vegetable dryer. In additionally, the company also launched their own brand of finished products called the ice and water dispenser system which is took place in two locations: Los AngelesCA and El Paso TX.

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

For the fiscal quarter ended March 31, 2016, the Company purchased $ 19,822 Furniture and equipment, and $ 444 Computer and data process equipment.

As of March 31, 2016, the company has furniture, Computer and data processing equipment, and equipment at apurchase cost of $ 215,387, and $ 138,073 of accumulated depreciation expense was recorded.

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

Account Receivable

As of March 31, 2016, the company had a total of $ 4,768,897 account receivable from it major customers, which included $ 810,402 of ChuZhou Fuda, $ 3,230,998 of Electrolux North America, $ 358,081 Electrolux Europe and its other subsidiaries, and $ 369,416 other America corporations.

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

As of March 31, 2016, the company had a total of $ 13,610,133 account payable, which was included $ 12,095,896 for Chu Zhou Fu Da, $ 1,378,018 for Fulu Finance Management Limited, $ 54,775 for US suppliers, $ 29,985 for salary and payroll tax payable, and $ 51,459 for all other account payable.

Income Tax Payable

For the fiscal quarter ended March 31, 2016 and 2015, the Company incurred income tax expense of $ 161,423 and $ 221,465 respectively. As of March 31, 2016, the income taxes payable of the Company was $ 290,236.

Inventory

The inventory was valued at cost of purchase from suppliers.

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

Stated January 2016, the Company uses Derby Industries LLC to storing the consignment inventory for General Electric Company (GE). Derby Industries LLC, doing business as Derby Supply Chain Solutions, located in Building 6 at General Electric Company Appliance Park in KY, USA. Flurida Group is paid for the warehousing service of the storage of the products. Derby charges the Company monthly for the use of the square footage; meanwhile, provide inbound receipt of goods with proper documentation, on pallets, in containers or boxes; receipt and execution of daily outbound orders to GE; daily transaction and inventory status information available on Derby industries, LLC website.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventory (Continued)

As of March 31, 2016, there were 60 pieces dispensers, and 45 pieces motorsin Electrolux Austria warehouse as of consignment inventory. And there were 2,880 pieces Dac boxes, and 2,240 pieces motorsin Electrolux Hungary warehouse as of consignment inventory. The Company has 8,960 pieces motors and 7,560 pieces Dac boxesbeen shipped out at FOB shipping point Nanjing, China to Electrolux Hungary warehouse.Those purchases haven't considered as a sale or a consignment inventory at the period ended March 31, 2016. However, it's the in transit inventories of Flurida Group, Inc.

The Company has 7,224 pieces icemaker stored in the warehouse, Derby Industries LLC, as of consignment inventory for General Electric Company. And 3,360 pieces icemakers were shipped out at FOB shipping point Nanjing, China to Derby Industries LLC.

Moreover, Flurida Appliance had total of 193 pieces ice water dispenser in Carson center and 100 pieces ice water dispenser El Paso warehouse, and there are 110 pieces ice water dispensers been shipped out at FOB shipping point Nanjing, China to Carson center, California.

As a result, as of March 31, 2016, the Company had total inventory at a value $ 374,865.

Revenues Recognition

Revenues include sales of appliance parts in North America, Australia, South America, Europe, and Asia.

Revenues are recognized from product sales upon shipment, which is the point in time when risk of loss is transferred to the customer, net of estimated returns and allowances.

For the fiscal quarter ended March 31, 2016, the Company had total net revenue of $ 9,405,730.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenues Recognition (Continued)

For the period January 1 to March 31, 2016, the Company sold icemakers, high efficiency motor, module assembly, wire harness, motors,thermostats, ice and water dispenser, vegetable dryer, and other related refrigerator appliance to North America, which included Electrolux North America, Haier America Research & Development Co, Exact Replacement Parts, and others America corporation,for total sales of $ 8,483,601. The icemakers, assembly, motors, wire harness, vegetable dryer, ice and water dispenser, and related parts were manufactured and supplied by ChuZhou FuDaMechanical and Electronics Co., Ltd; all the icemakers, motors, assembly, wire harness, vegetable dryer, ice and water dispenser, and related parts were shipped out at FOB shipping point Nanjing, China.

For the fiscal quarter ended March 31, 2016, the Company sold components and appliance parts to Electrolux –Australia for $ 198,280. The components were manufactured and supplied by Chu Zhou Fu Da Mechanical and Electronics;all the icemakers and components were shipped out at FOB shipping point Nanjing, China.

The Company sold Motors and other parts to Electrolux – Do Brasil for $ 128,916. The motors were manufactured and supplied by ChuZhou FuDaMechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

For the period January 1 to March 31, 2016, the Company sold motors, DAC Boxes, Deflector, and related refrigerator appliance to Europe, which included Electrolux Hungry, Electrolux Sweden, and Gotene Plast AB, for total sales of $120,470. The DAC Boxes, Deflector, Motors, and other related parts were manufactured and supplied by Chu Zhou Fuda; all the DAC Boxes magnets, and motors were shipped out at FOB shipping point Nanjing, China.

The Company also sold icemakers and related parts to Asia for $ 50,775. The icemakers and parts were manufactured and supplied by Chu Zhou Fuda; all the icemakers were shipped out at FOB shipping point Nanjing, China.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenues Recognition (Continued)

For the period of January 1 to March 31, 2016, the Company sold thermostats and other related key parts for icemakers and motors, and sold dampers to ChuZhouFuDa. Flurida Group purchased some of the parts from Wako Electronics, Inc., an US Company located at Louisville, KY 40299. Flurida Group also purchased dampers from ITW Motion, an US company located in Illinois, and then sold to ChuZhouFuDa. Flurida Group, Inc. addsaveraged 5% - 10% margin based on the cost of purchase, then sold to them, so, $ 438,070 were sold and invoiced to ChuZhouFuDa for the fiscal quarter ended March 31, 2016.

In summary, for the period of January 1 to March 31, 2016, the Company incurred the total gross sales of $ 9,420,112. And the Company had sales return and allowance and sales discount of $ 14,382, so, a total of $ 9,405,730 net sales were recorded. The cost of goods sold is discussed in details in Note C, Related Party Transactions.

Operating Expense

Operating Expenses includes research and development expense, all selling, general and administrative expenses, and depreciation expenses for Flurida Group Inc. For the fiscal quarter ended March 31, 2016 and 2015, the Company had total operating expensesof $ 561,246 and $ 495,024 respectively, which include the research and development expense of $ 1,232 and $ 44,227, and depreciation expenses of $ 9,025 and $ 8,237, and selling, general and administrative expense of $ 550,989 and $ 442,560. Detail was showed on Exhibit A.

Professional Fee

Professional fees are consist of accounting and auditing fee, legal fee, commission and consulting expenses, SEC filing fee, and other professional expenses. The total professional fees were $ 33,649 and $ 27,730 for the fiscal quarter ended March 31, 2016 and 2015 respectively.

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

The Company had total research and development expense of $ 1,232 and $ 44,227 for fiscal quarter ended March 31, 2016 and 2015 respectively.

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

The total payroll expenses were $ 260,211 and $ 206,392 for the fiscal quarter ended March 31, 2016 and 2015 respectively.

Comprehensive Income

The company's comprehensive income is comprised of net income, unrealized gains and losses on marketable securities classified foreign currency translation adjustments, and unrealized gains and losses on derivative financial instruments related to foreign currency hedging. Due to the significant rate changed in Euro currency hedging, the Company incurred a foreign currency translation loss of $ 5,845 for the fiscal quarter ended March 31, 2016.

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

NOTE C – RELATED PARTY TRANSACTIONS

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of March 31, 2016, total 29,162,760 shares were issued to officers and directors. Please see the table below for details:

Name	Total Shares	Total Amount	Percentage

Fenglan Li	165,000	15,750	0.42%

Ying Zhong	2,000,000	200,000	5.09%

Jianfeng Ding & Yaru Huang	26,997,760	325,998	68.72%

Total	29,162,760	$541,748	74.23%

•	Based on total outstanding issued shares as of March 31, 2016: 39,290,827.

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

At the period ended December 31, 2015, the Company had ending inventory $ 222,195 that was majority purchased from ChuZhou FuDa.

The Company purchased Icemakers, motors, high efficiency motor, wire harness, dac boxes, deflectors, icemaker dispenser, ice and water dispenser, and other related appliance parts from ChuZhou FuDa, at total cost of $ 7,152,148 for the fiscal quarter ended March 31, 2016.

To manufacture the related refrigerator appliance parts, Chu Zhou Fu Da needs key parts made in USA, which were purchased through Flurida Group, Inc. in USA. The costs of purchasing the parts were $ 414,105 in the period of January 1 to March 31, 2016.

The Company purchase module assembly and vegetable dryer from Fulu industries (HK), Ltd at a cost of $ 958,736 for the fiscal quarter ended March 31, 2016.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – RELATED PARTY TRANSACTIONS (Continued)

Cost of Goods Sold (Continued)

For the fiscal quarter ended March 31, 2016, the Company had total purchase of $ 8,515,989.

At the quarter ended March 31, 2016, the company had total ending inventory at a value $ 374,865.

For the period of January 1 to March 31, 2016, the company had freight and warehouse cost of $ 21,459, and purchase return and discount of $ 9,000.

Therefore, in the fiscal quarter ended March 31, 2016, the Company incurred a total cost of goods sold of $ 8,384,777.

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

NOTE D – SHAREHOLDERS' EQUITY (Continued)

On November 1, 2012, 300,000 shares were issued to Williams Law Group at $ 0.10, for the legal service value of $30,000.

There were no new shares issued during the year of 2013, 2014, and 2015.

There were no new shares issued during the period of January to March 2016.

Therefore, as of March 31, 2016 total shares issued and outstanding are 39,290,827.

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

However, in the quarter ended March 31, 2016, the Company generated significant sales revenue of $ 9,405,730. Electrolux and its subsidiaries are operated independently in various countries, the management assess that it is unlikely if Electrolux and its subsidiary discontinue the purchase in near future due to the Company secured a purchase order in next three years with Electrolux and its subsidiaries. In addition, the going concern may be mitigated due to the close relationship between the Company and it's suppliers. The Company's purchase is primarily from supplier, Chuzhou Fuda Mechanical & Electronics Co., Ltd ("ChuZhouFuDa"), which is closely related and directly managed by shareholder and director Jianfeng Ding. Besides, as of March 31, 2016, the cash and cash equivalent balance was $ 14,084,577, the management believes that the revenues will be generated and its cash flows will be maintained to cover its operational costs and the risk of going concern is significantly low.

Exhibit A

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
Operating expenses
Administration Expense	2,531	1,719
Automobile Expense	3,606	794
Bank Service Charges	59,348	41,700
Certification	4,668	19,686
Computer and Internet Expenses	4,398	101
Depreciation Expenses	9,025	8,237
Fuel charge	2,188	1,571
Gift and Promotion	2,403	1,225
Industry Show	24,957	5,144
Insurance Expense	2,721	133
Meals and Entertainment	26,971	14,382
Office Supplies	11,502	3,049
Parking Fee	240	158
Payroll Expenses	260,211	206,392
Postage and Shipping	2,237	14,925
Professional Fees	33,649	27,730
Rent Expense	22,539	16,639
Repair and Maintenance	6,012	1,217
Research and Development Expense	1,232	44,227
Service Cost	400	626
Telephone Expense	8,435	3,377
Travel Expense	71,281	81,097
Utilities	692	895
Total Operating Expenses	561,246	495,024

Item 2. Management's Discussion and Analysis or Plan of Operation.

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

Overview

The Company's main business includes sourcing, distribution and marketing of appliance components and assemblies in Asia, Europe, Australia, North and South America. Those products include icemakers; motors; ice and water dispensing systems; high efficiency motors; crushed motors; commercial vegetable dryer; control modules and established ourselves as a viable supplier of complex cables and harness for the appliance industry. We launched our own brand of finished products called the ice water dispenser system. The product launch sites took place in two locations: Los Angeles CA and El Paso TX.  Our goal for 2016 is to complete the design and launch a new condenser motor; a twist flex icemaker; oven circulation fan and wire harnesses for ovens.  Our focus is to provide our customers with innovative products and solutions thus securing our position as a valued supplier.

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

•	Damper: A damper controls the rate of airflow from freezer into the refrigerator section. These dampers are being sold to users in China to build refrigerators.

•	Electronic icemaker and automatic icemaker: started mass production.

•	Commercial Vegetable dryer: Targeting the restaurant and hospitality industries, started mass production.

•

Ice and Water Dispensers: Flurida Group awarded to its new, wholly-owned subsidiary Flurida Appliance, Inc. the right to sell Flurida Group designed appliances called Ice and Water Dispensers manufactured in China by Chuzhou Fuda Mechanical & Electronics Co., Ltd. Flurida Appliances has the right to sell these products throughout the whole world except China. Flurida Appliance started to sell at U.S market, then at some undetermined date in the future possibly in Canada, South American, then Europe.

For the fiscal quarter ended March 31, 2016, the Company had total net revenue of $ 9,405,730. For the fiscal quarter ended March 31, 2015, the Company had total net revenue of $ 17,401,304.

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

Results of Operations

For the fiscal quarter ended March 31, 2016 vs. March 31, 2015.

Revenue

For the fiscal quarter ended March 31, 2016, the Company had net total revenue of $ 9,405,730 to the Company's Europe, Australia, North and South America customers, and Asia, which was decreased 46% more than the fiscal quarter ended March 31, 2015 total net revenue of $ 17,401,304. This decrease was because most of customers' sales went down worldwide.

For the period January 1 to March 31, 2016, the Company sold icemakers, high efficiency motor, module assembly, wire harness, motors,thermostats, ice and water dispenser, vegetable dryer, and other related refrigerator appliance to North America, which included Electrolux North America, Haier America Research & Development Co, Exact Replacement Parts, and others America corporation, for total sales of $ 8,483,601. The icemakers, assembly, motors, wire harness, vegetable dryer, ice and water dispenser, and related parts were manufactured and supplied by ChuZhou FuDaMechanical and Electronics Co., Ltd; all the icemakers, motors, assembly, wire harness, vegetable dryer, ice and water dispenser, and related parts were shipped out at FOB shipping point Nanjing, China.

For the fiscal quarter ended March 31, 2016, the Company sold components and appliance parts to Electrolux –Australia for $ 198,280. The components were manufactured and supplied by Chu Zhou Fu Da Mechanical and Electronics;all the icemakers and components were shipped out at FOB shipping point Nanjing, China.

The Company sold Motors and other parts to Electrolux – Do Brasil for $ 128,916. The motors were manufactured and supplied by ChuZhou FuDaMechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

For the period January 1 to March 31, 2016, the Company sold motors,DAC Boxes, Deflector, and related refrigerator appliance to Europe, which included Electrolux Hungry, Electrolux Sweden, and Gotene Plast AB, for total sales of $120,470. The DAC Boxes, Deflector, Motors, and other related parts were manufactured and supplied by Chu Zhou Fuda; all the DAC Boxes magnets, and motors were shipped out at FOB shipping point Nanjing, China.

The Company also sold icemakers and related parts to Asia for $ 50,775. The icemakers and parts were manufactured and supplied by Chu Zhou Fuda; all the icemakers were shipped out at FOB shipping point Nanjing, China.

For the period of January 1 to March 31, 2016, the Company sold thermostats and other related key parts for icemakers and motors, and sold dampers to ChuZhouFuDa. Flurida Group purchased some of the parts from Wako Electronics, Inc., an US Company located at Louisville, KY 40299. Flurida Group also purchased dampers from ITW Motion, an US company located in Illinois, and then sold to ChuZhouFuDa. Flurida Group, Inc. addsaveraged 5% - 10% margin based on the cost of purchase, then sold to them, so, $ 438,070 were sold and invoiced to ChuZhouFuDa for the fiscal quarter ended March 31, 2016.

In summary, for the period of January 1 to March 31, 2016, the Company incurred the total gross sales of $ 9,420,112. And the Company had sales return and allowance and sales discount of $ 14,382, so, a total of $ 9,405,730 net sales were recorded.

We are as of yet unable to predict the effect of the current economic situation in China will have upon our business.

Cost of Revenue

Our Costs of Goods Sold, as we expected increased slightly due to increasing labor and raw materials costs. We anticipate this trend to continue and may adjust our unit price upward to reduce the impact of rising costs.

At the period ended December 31, 2015, the Company had ending inventory $ 222,195 that was majority purchased from ChuZhou FuDa.

The Company purchased Icemakers, motors, high efficiency motor, wire harness, dac boxes, deflectors, icemaker dispenser, ice and water dispenser, and other related appliance parts from ChuZhou FuDa, at total cost of $ 7,152,148 for the fiscal quarter ended March 31, 2016.

To manufacture the related refrigerator appliance parts, Chu Zhou Fu Da needs key parts made in USA, which were purchased through Flurida Group, Inc. in USA. The costs of purchasing the parts were $ 414,105 in the period of January 1 to March 31, 2016.

The Company purchase module assembly and vegetable dryer from Fulu industries (HK), Ltd at a cost of $ 958,736 for the fiscal quarter ended March 31, 2016.

For the fiscal quarter ended March 31, 2016, the Company had total purchase of $ 8,515,989.

At the quarter ended March 31, 2016, the company had total ending inventory at a value $ 374,865.

For the period of January 1 to March 31, 2016, the company had freight and warehouse cost of $ 21,459, and purchase return and discount of $ 9,000.

Therefore, in the fiscal quarter ended March 31, 2016, the Company incurred a total cost of goods sold of $ 8,384,477 was decreased 47% compared to the fiscal quarter ended March 31, 2015 cost of goods sold of $ 17,401,304. The decrease of cost of goods sold was due to the sales decrease.

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

Expense

Our operation expenses consist of selling, general and administrative expenses, and research & development expenses, and depreciation expenses:

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
Operating expenses
Administration Expense	2,531	1,719
Automobile Expense	3,606	794
Bank Service Charges	59,348	41,700
Certification	4,668	19,686
Computer and Internet Expenses	4,398	101
Depreciation Expenses	9,025	8,237
Fuel charge	2,188	1,571
Gift and Promotion	2,403	1,225
Industry Show	24,957	5,144
Insurance Expense	2,721	133
Meals and Entertainment	26,971	14,382
Office Supplies	11,502	3,049
Parking Fee	240	158
Payroll Expenses	260,211	206,392
Postage and Shipping	2,237	14,925
Professional Fees	33,649	27,730
Rent Expense	22,539	16,639
Repair and Maintenance	6,012	1,217
Research and Development Expense	1,232	44,227
Service Cost	400	626
Telephone Expense	8,435	3,377
Travel Expense	71,281	81,097
Utilities	692	895
Total Operating Expenses	561,246	495,024

Income Taxes

We are subject to income taxes in the U.S. and we incurred income tax expense of $ 161,423 and $ 221,465 for the fiscal quarter ended March 31, 2016 and 2015 respectively. As of March 31, 2016, the Company had income taxes payable of $ 290,236.

Net Income (Loss)

For the reasons set forth above, we had a net income of $ 303,543 and $ 749,781 for fiscal quarter ended March 31, 2016 and 2015 respectively.

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

Liquidity and Capital Resources

	At March 31,	At December 31,
	2016	2015

Current Ratio	1.34	1.23
Cash	$14,084,577	$1,825,148
Working Capital	$4,832,995	$2,828,774
Total Assets	$19,311,916	$15,750,485
Total Liabilities	$14,395,344	$12,837,128

Total Equity	$4,916,572	$2,913,357

Total Debt/Equity	2.93	4.41

* Current Ratio = Current Assets / Current Liabilities

** Working Capital = Current Assets - Current Liabilities

*** Total Debt / Equity = Total Liabilities / Total Shareholders' Equity.

The Company's overall working capital was increased in the quarter ended March 31, 2016 comparing to year ended December 31, 2015, due to the overall increase of cash, the Company's current ratio was also increased due to the increase of cash as well.

The Electrolux agreements require the Company to supply the motors, ice makers, and other parts based on Electrolux's needs. The payment terms for Electrolux North America customers, which constitute more than 50% of our revenues, were changed from a consignment basis to FOB China port in early 2015. Therefore, we don't have inventory related Electrolux North America customers. The other businesses with Electrolux in Europe still are on a consignment basis.

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

Interest accrued on amounts advanced shall be due and payable on the 25th day of each month commending with the first month after the date of advance. The outstanding principal balance of this note together with all accrued and unpaid interest and all other amount due hereunder, shall be due and payable on December 31, 2016. Nothing was outstanding on this loan at March 31, 2016.

The management will continue to focus on improving our current business on marketing, customer services and general administrative activities effectiveness. The Company will continue efforts at a R&D center at our California location. The primary function of the Company's Research and Development Center is to identify and research new knowledge about scientific and technological topics in order to develop valuable products, processes and services for our customers. The Company has continually developed the new products at our Center, including a new condenser motor; a twist flex icemaker; oven circulation fan and wire harnesses for ovens. We are currently working on the development of these new products at our Center, although we cannot predict when, if ever, we will launch these products.

Specifically, the management still believes that within the operating activities, the efforts of collecting accounts receivables and making payments of accounts payables still were the primary factors for the changes of cash flows in 2016 and will continue in later years.

The Company had cash and cash equivalents of $ 14,084,577 at March 31, 2016 and $ 4,832,995 working capital and $ 1,825,148 at December 31, 2015 and $ 2,828,774 of working capital.

The total debt of $ 14,395,344 for March 31, 2016 included total of $ 12,095,896 for Chuzhou Fu Da, $ 1,378,018 for Fulu Finance Management Limited, $ 54,775 for US suppliers, $ 29,985 for salary and payroll tax payable, and $ 51,459 for all other account payable, $ 290,236 income tax liabilities, $ 300,000 other payable, and $ 194,975 unearned revenue.

Our independent auditor has indicated that our customer concentration may raise doubt about its ability to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations. However, due to the close relationship between the Company and its supplier, Chuzhou Fu Da, which is closely related and directly managed by shareholder and director Jianfeng Ding,Further, as of March 31, 2016, the cash and cash equivalent balance was $ 14,084,577 and account receivable was $ 4,768,897, such that the management believes that the revenues will be generated and its cash flows will be maintained to cover its operational costs and the risk of going concern in long term is significantly low.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at March 31, 2016 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at March 31, 2016, our disclosure controls and procedures are not effective.

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

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities.

(b) Use of Proceeds.

The Registrant did not sell or otherwise issue any unregistered securities during the three months ended March 31, 2016.

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

Flurida Group, Inc., a Nevada corporation

May 16, 2016	By:	/s/ Jianfeng Ding
Jianfeng Ding
Principal Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Jianfeng Ding	Jianfeng Ding	Principal Executive Officer and Director	May 16, 2016

/s/ Yaru Hang	Yaru Huang	Principal Financial Officer and Principal	May 16, 2016
Accounting Officer

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002.

32.2 *	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002.

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

