Form 10-Q
period 2016-06-30
FLURIDA GROUP INC
filed 2016-08-15
CIK 1430960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 1, 2016 there were 39,290,827 shares issued and outstanding of the registrant's common stock.

2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

FLURIDA GROUP, INC.

Financial Statements

(Unaudited)

As of June 30, 2016 and 2015

F-1

FLURIDA GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	June 30	December 31
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$8,804,478	$8,615,550
Accounts receivable, net	3,727,351	6,086,397
Inventory	428,502	222,195
FX Hedges Investment	-	299,600
Total Current Assets	$12,960,331	$15,223,742

Property, plant and equipment, net	$94,960	$66,072
Other assets:
Security deposit	6,264	6,264
Total Other Assets	$6,264	$6,264

TOTAL ASSETS	$13,061,555	$15,296,078

LIABILITIES & EQUITY
Current liabilities:
Account payable	$6,557,731	$9,326,168
Income taxes payable	455,997	478,813
Unearned revenue	618,757	272,623
Total current liabilities	$7,632,485	$10,077,604

Other Current Liabilities:
Loan from the Bank	$-	$299,600
Other payable	-	300,000
Total Other Current Liabilities	$-	$599,600

Total Liabilities	$7,632,485	$10,677,204

Stockholders' Equity:
Common stock, $0.001 par value; 200,000,000 shares authorized; 39,290,827 shares issued and outstanding.	$39,291	$39,291

Paid-in capital	1,251,313	1,251,313

Retained earnings	4,240,953	3,584,960

Accumulated other comprehensive Income (loss)	(102,487)	(256,690)

Total stockholders' equity	$5,429,070	$4,618,874

TOTAL LIABILITIES & EQUITY	$13,061,555	$15,296,078

FLURIDA GROUP, INC.

CONSOLIDATED STATEMENT OF OPERATION

	Six Months Ended		Three Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	Unaudited	Unaudited	Unaudited	Unaudited

Revenues:	$19,111,435	$36,566,635	$9,705,705	$19,165,331
Cost of Goods Sold	$16,919,352	$33,553,937	$8,534,574	$17,625,388
Gross Profit	$2,192,083	$3,012,698	$1,171,131	$1,539,943
Operating expenses:
Research and development	18,196	125,479	16,693	81,251

Selling, general and administrative expenses	1,078,849	1,000,678	527,861	556,944

Depreciation and amortization expenses	11,575	16,357	2,550	8,120
Total Operating Expenses	$1,108,620	$1,142,514	$547,374	$646,315

Operating Income	$1,083,463	$1,870,184	$623,757	$893,628

Investment income, net	$9,529	$3,005	$4,270	$3,000
Interest expense, net	-	9,488	-	3,000
Income before taxes	$1,092,992	$1,863,701	$628,027	$893,628
Income tax expense	436,999	501,615	275,577	280,150
Net income	$655,993	$1,362,086	$352,450	$613,478

Net Income per common share-Basics	$0.02	$0.03	$0.01	$0.02
Net Income per common share-Diluted	$0.02	$0.03	$0.01	$0.02

Other comprehensive Income (Loss), net of tax:
Foreign currency translation adjustments	154,203	(380,596)	160,048	(4,665)
Total other comprehensive Income (Loss)	$154,203	$(380,596)	$160,048	$(4,665)
Comprehensive Income (Loss)	$810,196	$981,490	$512,498	$608,813

FLURIDA GROUP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY

FOR THE PERIOD ENDED JUNE 30, 2016

			Additional		Accumulated Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balance, December 31, 2006				$(1,500)		$(1,500)

Balance, December 31, 2007	27,291,760	$27,292	$63,406	$(20,619)	$(126)	$69,953

Balance, December 31, 2008	38,990,827	$38,991	$1,221,613	$(214,698)	$29,471	$1,075,377

Balance, December 31, 2009	38,990,827	$38,991	$1,221,613	$(23,633)	$48,979	$1,285,950

Balance, December 31, 2010	38,990,827	$38,991	$1,221,613	$187,572	$5,523	$1,453,699

Balance, December 31, 2011	38,990,827	$38,991	$1,221,613	$388,073	$11,065	$1,659,742

Balance, December 31, 2012	39,290,827	$39,291	$1,251,313	$543,164	$(177)	$1,833,591

Balance, December 31, 2013	39,290,827	$39,291	$1,251,313	$871,341	$50,248	$2,212,193

Adjustment for Exchange rate changes					$89,567	$89,567

Net Income for the year ended December 31, 2014				$611,597		$611,597
Balance, December 31, 2014	39,290,827	$39,291	$1,251,313	$1,482,938	$139,815	$2,913,357

Adjustment for Exchange rate changes					$(396,505)	$(396,505)

Net Income for the year ended December 31, 2015				$2,102,022		$2,102,022
Balance, December 31, 2015	39,290,827	$39,291	$1,251,313	$3,584,960	$(256,690)	$4,618,874

Adjustment for Exchange rate changes					$154,203	$154,203

Net Income for the period ended June 30, 2016				$655,993		$655,993
Balance, June 30, 2016	39,290,827	39,291	1,251,313	4,240,953	(102,487)	5,429,070

FLURIDA GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended		Three Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	Unaudited	Unaudited	Unaudited	Unaudited
Operating Activities:
Net Income	$655,993	$1,362,086	$352,450	$613,478
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	11,575	16,357	2,550	8,120
Inventory	(206,307)	7,486,677	(53,637)	3,708,282
Account receivable	2,359,046	(3,393,920)	1,041,546	1,420,463
Unearned revenue	346,134	(50,079)	423,782	9,750
Decrease in other Payable	(300,000)	-	(300,000)	-
Increase/Decrease in income tax payable	(22,816)	150,815	165,761	79,350
Increase/Decrease in account payable	(2,768,437)	216,873	(7,052,402)	2,348,811
Net cash provided by operating activities	$75,188	$5,788,809	$(5,419,950)	$8,188,254

Investing Activities:
Purchase of investment instrument		2,618,000	-	-
Purchase Property	(40,463)	(6,833)	(20,197)	(5,733)
Net cash provided by investing activities	$(40,463)	$2,611,167	$(20,197)	$(5,733)

Financing Activities:
Proceeds from issuance of common stock	-	-	-	-
Loan from the Bank	-	(800,000)	-	(300,000)
Loan return from supplier	-	-	-	-
Net cash provided by financing activities	$-	$(800,000)	$-	$(300,000)

Effect of Exchange Rate on Cash	$154,203	$(380,596)	$160,048	$(4,665)
Net increase (decrease) in cash and cash equivalents	$188,928	$7,219,380	$(5,280,099)	$7,877,856
Cash and cash equivalents at beginning of the period	$8,615,550	$1,825,148	$14,084,577	$1,166,672
Cash and cash equivalents at end of the period	$8,804,478	$9,044,528	$8,804,478	$9,044,528

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

The Company's main business includes sourcing, distribution and marketing of appliance components and assemblies in Asia, Europe, Australia, North and South America. Those products include ice maker; icemaker dispenser; high efficiency motor, module, crush motor and wire harness, and commercial vegetable dryer. In additionally, the company also launched their own brand of finished products called the ice and water dispenser system which is took place in two locations: Los Angeles CA and El Paso TX.

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

For the six months period ended June 30 2016, the Company purchased $ 40,019 Furniture and equipment, and $ 444 Computer and data process equipment.

As of June 30, 2016, the company has furniture, Computer and data processing equipment, and equipment at a purchase cost of $ 235,583, and $ 140,623 of accumulated depreciation expense was recorded.

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

Account Receivable

As of June 30, 2016, the company had a total of $ 3,727,351 account receivable from it major customers, which included $ 162,928 of ChuZhou Fuda, $ 3,017,055 of Electrolux North America, $ 377,713 Electrolux Europe and its other subsidiaries, and $ 169,655 other America corporations.

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

Interest accrued on amounts advanced shall be due and payable on the 25th day of each month commending with the first month after the date of advance. The outstanding principal balance of this note together with all accrued and unpaid interest and all other amount due hereunder, shall be due and payable on June 30, 2016.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Account Payable

The Company incurred accounts payable including professional fees, purchases, payroll and payroll tax liability, and other service fee payables.

As of June 30, 2016, the company had a total of $ 6,557,731 account payable, which was included $ 4,655,803 for Chu Zhou Fu Da, $ 1,666,264 for Fulu Finance Management Limited, $ 136,695 for US suppliers, $ 71,603 for salary and payroll tax payable, and $ 27,366 for all other account payable.

Income Tax Payable

For the fiscal quarter ended June 30, 2016 and 2015, the Company incurred income tax expense of $ 275,577 and $ 280,150 respectively. As of June 30, 2016, the income taxes payable of the Company was $ 455,997.

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

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventory (Continued)

As of June 30, 2016, there were 39,744 pieces freezer motor in Electrolux St. Cloud warehouse. And there were 4,032 pieces icemaker stored in the warehouse, Derby Industries LLC, as of consignment inventory for General Electric Company. And 2,520 pieces icemakers were shipped out at FOB shipping point Nanjing, China to Derby Industries LLC. The Company has 26,880 pieces motors and 2,088 pieces Dac boxes been shipped out at FOB shipping point Nanjing, China to Electrolux Hungary warehouse. Those purchases haven't considered as a sale or a consignment inventory at the period ended June 30, 2016. However, it's the in transit inventories of Flurida Group, Inc.

Moreover, Flurida Appliance had total of 290 pieces ice water dispenser in Carson center and 98 pieces ice water dispenser El Paso warehouse.

As a result, as of June 30, 2016, the Company had total inventory at a value $ 428,502.

Revenues Recognition

Revenues include sales of appliance parts in North America, Australia, South America, Europe, and Asia.

Revenues are recognized from product sales upon shipment, which is the point in time when risk of loss is transferred to the customer, net of estimated returns and allowances.

For the fiscal quarter ended June 30, 2016, the Company had total net revenue of $ 9,705,705.

For the period April 1 to June 30, 2016, the Company sold icemakers, high efficiency motor, module assembly, wire harness, motors, thermostats, ice and water dispenser, vegetable dryer, and other related refrigerator appliance to North America, which included Electrolux North America, General Electric Company, Exact Replacement Parts, HKF Industries Inc, and others America corporation, for total sales of $ 8,924,672. The icemakers, assembly, motors, wire harness, vegetable dryer, ice and water dispenser, and related parts were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd; all the icemakers, motors, assembly, wire harness, vegetable dryer, ice and water dispenser, and related parts were shipped out at FOB shipping point Nanjing, China.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenues Recognition (Continued)

For the fiscal quarter ended June 30, 2016, the Company sold components and appliance parts to Electrolux –Australia for $ 8,504. The components were manufactured and supplied by Chu Zhou Fu Da Mechanical and Electronics; all the icemakers and components were shipped out at FOB shipping point Nanjing, China.

The Company sold Motors and other parts to Electrolux – Do Brasil for $ 185,835. The motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

For the period April 1 to June 30, 2016, the Company sold motors, DAC Boxes, Deflector, and related refrigerator appliance to Europe, which included Electrolux Hungry, Electrolux Sweden, and Gotene Plast AB, for total sales of $118,270. The DAC Boxes, Deflector, Motors, and other related parts were manufactured and supplied by Chu Zhou Fuda; all the DAC Boxes magnets, and motors were shipped out at FOB shipping point Nanjing, China.

The Company also sold icemakers and related parts to Asia for $ 4,991. The icemakers and parts were manufactured and supplied by Chu Zhou Fuda; all the icemakers were shipped out at FOB shipping point Nanjing, China.

For the period of April 1 to June 30, 2016, the Company sold thermostats and other related key parts for icemakers and motors, and sold dampers to ChuZhouFuDa. Flurida Group purchased some of the parts from Wako Electronics, Inc., an US Company located at Louisville, KY 40299. Flurida Group also purchased dampers from ITW Motion, an US company located in Illinois, and then sold to ChuZhouFuDa. Flurida Group, Inc. addsaveraged 5% - 10% margin based on the cost of purchase, then sold to them, so, $ 463,433 were sold and invoiced to ChuZhouFuDa for the fiscal quarter ended June 30, 2016.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenues Recognition (Continued)

In summary, for the period of April 1 to June 30, 2016, the Company incurred the total gross sales of $ 9,075,705. And the Company had sales return and allowance and sales discount of $ 0.00, so, a total of $ 9,075,705 net sales were recorded. The cost of goods sold is discussed in details in Note C, Related Party Transactions.

Operating Expense

Operating Expenses includes research and development expense, all selling, general and administrative expenses, and depreciation expenses for Flurida Group Inc. For the fiscal quarter ended June 30, 2016 and 2015, the Company had total operating expenses of $ 547,374 and $ 646,315 respectively, which include the research and development expense of $ 16,963 and $ 81,251, and depreciation expenses of $ 2,550 and $ 8,120, and selling, general and administrative expense of $ 527,861 and $ 556,944. Detail was showed on Exhibit A.

Professional Fee

Professional fees are consist of accounting and auditing fee, legal fee, commission and consulting expenses, SEC filing fee, and other professional expenses. The total professional fees were $ 98,645 and $ 73,623 for the fiscal quarter ended June 30, 2016 and 2015 respectively.

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

The Company had total research and development expense of $ 16,963 and $ 81,251 for fiscal quarter ended June 30, 2016 and 2015 respectively.

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

The total payroll expenses were $ 241,390 and $ 185,777 for the fiscal quarter ended June 30, 2016 and 2015 respectively.

Comprehensive Income

The company's comprehensive income is comprised of net income, unrealized gains and losses on marketable securities classified foreign currency translation adjustments, and unrealized gains and losses on derivative financial instruments related to foreign currency hedging. Due to the significant rate changed in Euro currency hedging, the Company incurred a foreign currency translation income of $ 160,048 for the fiscal quarter ended June 30, 2016.

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

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – RELATED PARTY TRANSACTIONS

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of June 30, 2016, total 29,162,760 shares were issued to officers and directors. Please see the table below for details:

Name	Total Shares	Total Amount	Percentage
Fenglan Li	165,000	15,750	0.42%
Ying Zhong	2,000,000	200,000	5.09%
Jianfeng Ding & Yaru Huang	26,997,760	325,998	68.72%
Total	29,162,760	$541,748	74.23%

•	Based on total outstanding issued shares as of June 30, 2016: 39,290,827.

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

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – RELATED PARTY TRANSACTIONS (Continued)

At the period ended March 31, 2016, the Company had ending inventory $ 374,866 that was majority purchased from ChuZhou FuDa.

The Company purchased Icemakers, motors, high efficiency motor, wire harness, dac boxes, deflectors, icemaker dispenser, ice and water dispenser, and other related appliance parts from ChuZhou FuDa, at total cost of $ 7,223,083 for the fiscal quarter ended June 30, 2016.

To manufacture the related refrigerator appliance parts, Chu Zhou Fu Da needs key parts made in USA, which were purchased through Flurida Group, Inc. in USA. The costs of purchasing the parts were $ 401,642 in the period of April 1 to June 30, 2016.

The Company purchase module assembly and vegetable dryer from Fulu industries (HK), Ltd at a cost of $ 940,257 for the fiscal quarter ended June 30, 2016.

For the fiscal quarter ended June 30, 2016, the Company had total purchase of $ 8,564,983.

At the quarter ended June 30, 2016, the company had total ending inventory at a value $ 428,502.

For the period of April 1 to June 30, 2016, the company had freight and warehouse cost of $ 23,228.

Therefore, in the fiscal quarter ended June 30, 2016, the Company incurred a total cost of goods sold of $ 8,534,574.

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

There were no new shares issued during the period of January to June 2016.

Therefore, as of June 30, 2016 total shares issued and outstanding are 39,290,827.

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

However, in the quarter ended June 30, 2016, the Company generated significant sales revenue of $ 9,705,705. Electrolux and its subsidiaries are operated independently in various countries, the management assess that it is unlikely if Electrolux and its subsidiary discontinue the purchase in near future due to the Company secured a purchase order in next three years with Electrolux and its subsidiaries. In addition, the going concern may be mitigated due to the close relationship between the Company and it's suppliers. The Company's purchase is primarily from supplier, Chuzhou Fuda Mechanical & Electronics Co., Ltd ("ChuZhouFuDa"), which is closely related and directly managed by shareholder and director Jianfeng Ding. Besides, as of June 30, 2016, the cash and cash equivalent balance was $ 8,804,478, the management believes that the revenues will be generated and its cash flows will be maintained to cover its operational costs and the risk of going concern is significantly low.

Exhibit A

	Three Months Ended	Three Months Ended
	June 30, 2016	June 30, 2015
Total Expense
Administration Expense	-	1,712
Automobile Expense	2,697	918
Bank Service Charges	68,472	95,736
Certification	13,011	5,909
Computer and Internet Expenses	-	41
Depreciation expense	2,550	8,120
Business Registration and Permits	532	-
Fuel charge	2,312	2,922
Gift and promotion	1,721	6,058
Industry Show	4,611	-
Meals and Entertainment	10,721	17,576
Office Supplies	4,143	441
Parking fee	941	98
Payroll Expense	241,390	185,777
Penalty and Fine Expenses	523	467
Postage and Shipping	1,175	3,796
Professional Fees	98,645	76,623
Rent Expense	14,020	15,770
Repair and Maintenance	12,430	1,000
Research and Development Expense	16,963	81,251
Service Cost	914	-
Telephone Expense	4,507	4,770
Travel Expense	44,222	136,813
Utilities	874	516
Total Expense	547,374	646,315

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

We sell the following main types of appliance parts and finished products:

•

Automatic Refrigerator Build-in Icemaker and Electronic Icemaker : The automatic refrigerator build-in icemaker and Electronic Icemaker is designed for household refrigeration products, such as refrigerator, under-counter refrigerator, freezer to make the ice cubes automatically.

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

For the reasons set forth below, we had a net income of $ 655,993 and $ 1,362,086 for six months ended June 30, 2016 and 2015 respectively.

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

Results of Operations

For the fiscal quarter ended June 30, 2016 vs. June 30, 2015.

Revenue

For the fiscal quarter ended June 30, 2016, the Company had net total revenue of $ 9,705,705 to the Company's Europe, Australia, North and South America customers, and Asia, which was decreased 49% more than the fiscal quarter ended June 30, 2015 total net revenue of $ 19,165,331. This decrease was because most of customers' sales went down worldwide.

For the period April 1 to June 30, 2016, the Company sold icemakers, high efficiency motor, module assembly, wire harness, motors, thermostats, ice and water dispenser, vegetable dryer, and other related refrigerator appliance to North America, which included Electrolux North America, General Electric Company, Exact Replacement Parts, HKF Industries Inc, and others America corporation, for total sales of $ 8,924,672. The icemakers, assembly, motors, wire harness, vegetable dryer, ice and water dispenser, and related parts were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd; all the icemakers, motors, assembly, wire harness, vegetable dryer, ice and water dispenser, and related parts were shipped out at FOB shipping point Nanjing, China.

For the fiscal quarter ended June 30, 2016, the Company sold components and appliance parts to Electrolux –Australia for $ 8,504. The components were manufactured and supplied by Chu Zhou Fu Da Mechanical and Electronics; all the icemakers and components were shipped out at FOB shipping point Nanjing, China.

The Company sold Motors and other parts to Electrolux – Do Brasil for $ 185,835. The motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

For the period April 1 to June 30, 2016, the Company sold motors, DAC Boxes, Deflector, and related refrigerator appliance to Europe, which included Electrolux Hungry, Electrolux Sweden, and Gotene Plast AB, for total sales of $118,270. The DAC Boxes, Deflector, Motors, and other related parts were manufactured and supplied by Chu Zhou Fuda; all the DAC Boxes magnets, and motors were shipped out at FOB shipping point Nanjing, China.

The Company also sold icemakers and related parts to Asia for $ 4,991. The icemakers and parts were manufactured and supplied by Chu Zhou Fuda; all the icemakers were shipped out at FOB shipping point Nanjing, China.

For the period of April 1 to June 30, 2016, the Company sold thermostats and other related key parts for icemakers and motors, and sold dampers to ChuZhouFuDa. Flurida Group purchased some of the parts from Wako Electronics, Inc., an US Company located at Louisville, KY 40299. Flurida Group also purchased dampers from ITW Motion, an US company located in Illinois, and then sold to ChuZhouFuDa. Flurida Group, Inc. addsaveraged 5% - 10% margin based on the cost of purchase, then sold to them, so, $ 463,433 were sold and invoiced to ChuZhouFuDa for the fiscal quarter ended June 30, 2016.

In summary, for the period of April 1 to June 30, 2016, the Company incurred the total gross sales of $ 9,075,705. And the Company had sales return and allowance and sales discount of $ 0.00, so, a total of $ 9,075,705 net sales were recorded.

We are as of yet unable to predict the effect of the current economic situation in China will have upon our business.

Cost of Revenue

Our Costs of Goods Sold, as we expected increased slightly due to increasing labor and raw materials costs. We anticipate this trend to continue and may adjust our unit price upward to reduce the impact of rising costs.

At the period ended March 31, 2016, the Company had ending inventory $ 374,866 that was majority purchased from ChuZhou FuDa.

The Company purchased Icemakers, motors, high efficiency motor, wire harness, dac boxes, deflectors, icemaker dispenser, ice and water dispenser, and other related appliance parts from ChuZhou FuDa, at total cost of $ 7,223,083 for the fiscal quarter ended June 30, 2016.

To manufacture the related refrigerator appliance parts, Chu Zhou Fu Da needs key parts made in USA, which were purchased through Flurida Group, Inc. in USA. The costs of purchasing the parts were $ 401,642 in the period of April 1 to June 30, 2016.

The Company purchase module assembly and vegetable dryer from Fulu industries (HK), Ltd at a cost of $ 940,257 for the fiscal quarter ended June 30, 2016.

For the fiscal quarter ended June 30, 2016, the Company had total purchase of $ 8,564,983.

At the quarter ended June 30, 2016, the company had total ending inventory at a value $ 428,502.

For the period of April 1 to June 30, 2016, the company had freight and warehouse cost of $ 23,228.

Therefore, in the fiscal quarter ended June 30, 2016, the Company incurred a total cost of goods sold of $ 8,534,574 was decreased 50% compared to the fiscal quarter ended June 30, 2015 cost of goods sold of $ 17,625,388. The decrease of cost of goods sold was due to the sales decrease.

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

Expense

Our operation expenses consist of selling, general and administrative expenses, and research & development expenses, and depreciation expenses:

	Three Months Ended	Three Months Ended
	June 30, 2016	June 30, 2015
Total Expense
Administration Expense	-	1,712
Automobile Expense	2,697	918
Bank Service Charges	68,472	95,736
Certification	13,011	5,909
Computer and Internet Expenses	-	41
Depreciation expense	2,550	8,120
Business Registration and Permits	532	-
Fuel charge	2,312	2,922
Gift and promotion	1,721	6,058
Industry Show	4,611	-
Insurance Expense	-	-
Meals and Entertainment	10,721	17,576
Office Supplies	4,143	441
Parking fee	941	98
Payroll Expense	241,390	185,777
Penalty and Fine Expenses	523	467
Postage & Shipping	1,175	3,796
Professional Fees	98,645	76,623
Rent Expense	14,020	15,770
Repair & Maintenance	12,430	1,000
Research & Development Expense	16,963	81,251
Service Cost	914	-
Telephone Expense	4,507	4,770
Travel Expense	44,222	136,813
Utilities	874	516
Total Expense	547,374	646,315

Income Taxes

We are subject to income taxes in the U.S. and we incurred income tax expense of $ 275,577 and $ 280,150 for the fiscal quarter ended June 30, 2016 and 2015 respectively. As of June 30, 2016, the Company had income taxes payable of $ 455,997.

Net Income (Loss)

For the reasons set forth above, we had a net income of $ 352,450 and $ 613,478 for fiscal quarter ended June 30, 2016 and 2015 respectively.

For the six months ended June 30, 2016 vs. June 30, 2015.

Revenue

For the six months ended June 30, 2016, the Company had net total revenue of $ 19,111,435 to the Company's Europe, Australia, North and South America customers, and Asia, which was decreased 48% more than the six months ended June 30, 2015 total net revenue of $ 36,566,635. This decrease was because most of customers' sales went down worldwide.

For the period January 1 to June 30, 2016, the Company sold icemakers, high efficiency motor, module assembly, wire harness, motors, thermostats, ice and water dispenser, vegetable dryer, and other related refrigerator appliance to North America, which included Electrolux North America, Haier America Research & Development Co, Exact Replacement Parts, and others America corporation, for total sales of $ 17,408,273. The icemakers, assembly, motors, wire harness, vegetable dryer, ice and water dispenser, and related parts were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd; all the icemakers, motors, assembly, wire harness, vegetable dryer, ice and water dispenser, and related parts were shipped out at FOB shipping port Nanjing, China.

For the six months ended June 30, 2016, the Company sold components and appliance parts to Electrolux –Australia for $ 206,784. The components were manufactured and supplied by Chu Zhou Fu Da Mechanical and Electronics; all the icemakers and components were shipped out at FOB shipping port Nanjing, China.

The Company sold Motors and other parts to Electrolux – Do Brasil for $ 314,751 The motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd, and were shipped out at FOB shipping port Nanjing, China.

For the period January 1 to June 30, 2016, the Company sold motors,DAC Boxes, Deflector, and related refrigerator appliance to Europe, which included Electrolux Hungry, Electrolux Sweden, and Gotene Plast AB, for total sales of $ 238,740. The DAC Boxes, Deflector, Motors, and other related parts were manufactured and supplied by Chu Zhou Fuda; all the DAC Boxes magnets, and motors were shipped out at FOB shipping port Nanjing, China.

The Company also sold icemakers and related parts to Asia for $ 55,765. The icemakers and parts were manufactured and supplied by Chu Zhou Fuda; all the icemakers were shipped out at FOB shipping point Nanjing, China.

For the period of January 1 to June 30, 2016, the Company sold thermostats and other related key parts for icemakers and motors, and sold dampers to ChuZhouFuDa. Flurida Group purchased some of the parts from Wako Electronics, Inc., an US Company located at Louisville, KY 40299. Flurida Group also purchased dampers from ITW Motion, an US company located in Illinois, and then sold to ChuZhouFuDa. Flurida Group, Inc. adds averaged 5% - 10% margin based on the cost of purchase, then sold to them, so, $ 901,504 were sold and invoiced to ChuZhouFuDa for the six months ended June 30, 2016.

In summary, for the period of January 1 to June 30, 2016, the Company incurred the total gross sales of $ 19,125,817. And the Company had sales return and allowance and sales discount of $ 14,382, so, a total of $ 19,111,435 net sales were recorded.

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

The Company purchased Icemakers, motors, high efficiency motor, wire harness, dac boxes, deflectors, icemaker dispenser, ice and water dispenser, and other related appliance parts from ChuZhou FuDa, at total cost of $ 14,375,231 for the six months ended June 30, 2016.

To manufacture the related refrigerator appliance parts, Chu Zhou Fu Da needs key parts made in USA, which were purchased through Flurida Group, Inc. in USA. The costs of purchasing the parts were $ 815,747 in the period of January 1 to June 30, 2016.

The Company purchase module assembly and vegetable dryer from Fulu industries (HK), Ltd at a cost of $ 1,898,993 for the six months ended June 30, 2016.

For the six months ended June 30, 2016, the Company had total purchase of $ 17,089,971.

At the quarter ended June 30, 2016, the company had total ending inventory at a value $ 428,502.

For the period of January 1 to June 30, 2016, the company had freight and warehouse cost of $ 44,687, and purchase return and discount of $ 9,000.

Therefore, in the six months ended June 30, 2016, the Company incurred a total cost of goods sold of $ 16,919,352 was decreased 50% compared to the six months ended June 30, 2015 cost of goods sold of $ 33,553,937. The decrease of cost of goods sold was due to the sales decrease.

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

Expense

Our operation expenses consist of selling, general and administrative expenses, and research & development expenses, and depreciation expenses:

	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015
Total Expense
Administration Expense	2,531	3,431
Automobile Expense	6,303	1,712
Bank Service Charges	127,820	138,610
Certification	17,679	25,596
Computer and Internet Expenses	4,398	142
Depreciation expense	11,575	16,357
Business Registration and Permits	532	-
Fuel charge	4,501	4,493
Gift and promotion	4,125	7,284
Industry Show	29,568	5,144
Insurance Expense	2,721	133
Meals and Entertainment	37,692	31,957
Office Supplies	15,645	3,490
Parking fee	1,181	256
Payroll Expense	501,601	392,168
Penalty and Fine Expenses	523	467
Postage & Shipping	3,412	18,721
Professional Fees	132,294	104,353
Rent Expense	36,559	32,409
Repair & Maintenance	18,442	2,217
Research & Development Expense	18,196	125,479
Service Cost	1,314	626
Telephone Expense	12,942	8,147
Travel Expense	115,503	217,910
Utilities	1,566	1,411
Total Expense	1,108,620	1,142,514

Income Taxes

We are subject to income taxes in the U.S. and we incurred income tax expense of $ 436,999 and $ 501,615 for the six months ended June 30, 2016 and 2015 respectively. As of June 30, 2016, the Company had income taxes payable of $ 455,997.

Net Income (Loss)

For the reasons set forth above, we had a net income of $ 655,993 and $ 1,362,086 for six months ended June 30, 2016 and 2015 respectively.

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

Liquidity and Capital Resources

	At June 30	At December 31
	2016	2015

Current Ratio	1.34	1.43
Cash	$8,804,478	$8,615,550
Working Capital	$5,327,846	$4,546,538
Total Assets	$13,061,555	$15,296,078
Total Liabilities	$7,632,485	$10,677,204

Total Equity	$5,429,070	$4,618,874

Total Debt/Equity	1.41	2.31

______________

*	Current Ratio = Current Assets / Current Liabilities
**	Working Capital = Current Assets - Current Liabilities
***	Total Debt / Equity = Total Liabilities / Total Shareholders' Equity.

The Company's overall working capital was increased in the quarter ended June 30, 2016 comparing to year ended December 31, 2015, due to the overall increase of cash, the Company's current ratio was also increased due to the increase of cash as well.

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

Interest accrued on amounts advanced shall be due and payable on the 25th day of each month commending with the first month after the date of advance. The outstanding principal balance of this note together with all accrued and unpaid interest and all other amount due hereunder, shall be due and payable on December 31, 2016. Nothing was outstanding on this loan at June 30, 2016.

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

The Company had cash and cash equivalents of $ 8,804,478 at June 30, 2016 and $ 5,327,846 working capital and $ 8,615,550 at December 31, 2015 and $ 4,546,538 of working capital.

The total debt of $ 7,632,485 for June 30, 2016 included total of $ 4,655,803 for Chu Zhou Fu Da, $ 1,666,264 for Fulu Finance Management Limited, $ 136,695 for US suppliers, $ 71,603 for salary and payroll tax payable, and $ 27,366 for all other account payable, $ 455,997 income tax liabilities, and $ 618,757 unearned revenue.

Our independent auditor has indicated that our customer concentration may raise doubt about its ability to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations. However, due to the close relationship between the Company and its supplier, Chuzhou Fu Da, which is closely related and directly managed by shareholder and director Jianfeng Ding, Further, as of June 30, 2016, the cash and cash equivalent balance was $ 8,804,478 and account receivable was $ 3,727,351, such that the management believes that the revenues will be generated and its cash flows will be maintained to cover its operational costs and the risk of going concern in long term is significantly low.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at June 30, 2016 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at June 30, 2016, our disclosure controls and procedures are not effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the Company's last three-month period that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities.

(b) Use of Proceeds.

The Registrant did not sell or otherwise issue any unregistered securities during the three months ended June 30, 2016.

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

Flurida Group, Inc., a Nevada corporation

August 15, 2016	By:	/s/ Jianfeng Ding
Jianfeng Ding
Principal Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Jianfeng Ding	Jianfeng Ding	Principal Executive Officer and Director	August 15, 2016

/s/ Yaru Hang	Yaru Huang	Principal Financial Officer and Principal	August 15, 2016
Accounting Officer

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002.

32.2 *	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002.

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

