Form 10-Q
period 2016-09-30
FLURIDA GROUP INC
filed 2016-11-14
CIK 1430960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 1, 2016 there were 39,290,827 shares issued and outstanding of the registrant's common stock.

2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

FLURIDA GROUP, INC.

Financial Statements

(Unaudited)

As of September 30, 2016 and 2015

FLURIDA GROUP, INC.
CONSOLIDATED BALANCE SHEETS
	September 30	December 31
	2016	2015
Current assets:
Cash and cash equivalents	$6,363,385	$8,615,550
Accounts receivable, net	5,977,884	6,086,397
Inventory	239,854	222,195
FX Hedges Investment	-	299,600
Total Current Assets	$12,581,123	$15,223,742
Property, plant and equipment, net	$107,455	$66,072
Other assets:
Security deposit	6,264	6,264
Total Other Assets	$6,264	$6,264

TOTAL ASSETS	$12,694,842	$15,296,078
LIABILITIES & EQUITY
Current liabilities:
Account payable	$4,699,142	$9,326,168
Income taxes payable	496,667	478,813
Unearned revenue	603,924	272,623
Total current liabilities	$5,799,733	$10,077,604
Other Current Liabilities:
Loan from the Bank	$800,000	$299,600
Other payable	-	300,000
Total Other Current Liabilities	$800,000	$599,600
Total Liabilities	$6,599,733	$10,677,204

Stockholders' Equity:
Common stock, $0.001 par value;
200,000,000 shares authorized;
39,290,827 shares issued and outstanding.	$39,291	$39,291
Paid-in capital	1,251,313	1,251,313
Retained earnings	4,708,781	3,584,960
Accumulated other comprehensive Income (loss)	95,724	(256,690)
Total stockholders' equity	$6,095,109	$4,618,874

TOTAL LIABILITIES & EQUITY	$12,694,842	$15,296,078

FLURIDA GROUP, INC.
CONSOLIDATED STATEMENT OF OPERATION

	Nine Months Ended		Three Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	Unaudited	Unaudited	Unaudited	Unaudited

Revenues:	$29,167,152	$54,042,584	$10,055,716	$17,475,949
Cost of Goods Sold	$25,755,589	$49,495,643	$8,836,237	$15,941,706
Gross Profit	$3,411,563	$4,546,941	$1,219,479	$1,534,243
Operating expenses:
Research and development	36,044	187,165	17,849	61,687

Selling, general and administrative expenses	1,572,212	1,485,613	493,362	484,935

Depreciation and amortization expenses	18,366	24,700	6,791	8,343
Total Operating Expenses	$1,626,622	$1,697,478	$518,002	$554,965

Operating Income	$1,784,941	$2,849,463	$701,477	$979,278

Investment income, net	$18,150	$6,606	$8,621	$3,602
Interest expense, net	-	9,488	-	-
Income before taxes	$1,803,091	$2,846,581	$710,098	$982,880
Income tax expense	679,270	801,820	242,270	300,205
Net income	$1,123,821	$2,044,761	$467,828	$682,675

Net Income per common share-Basics	$0.03	$0.05	$0.01	$0.02
Net Income per common share-Diluted	$0.03	$0.05	$0.01	$0.02

Other comprehensive Income (Loss), net of tax:
Foreign currency translation adjustments	352,414	(389,271)	198,211	(8,674)
Total other comprehensive Income (Loss)	$352,414	$(389,271)	$198,211	$(8,674)
Comprehensive Income (Loss)	$1,476,235	$1,655,490	$666,039	$674,001

FLURIDA GROUP, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
FOR THE PERIOD ENDED SEPTEMBER 30, 2016
			Additional		Accumulated Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, December 31, 2006				$(1,500)		$(1,500)
Balance, December 31, 2007	27,291,760	$27,292	$63,406	$(20,619)	$(126)	$69,953
Balance, December 31, 2008	38,990,827	$38,991	$1,221,613	$(214,698)	$29,471	$1,075,377
Balance, December 31, 2009	38,990,827	$38,991	$1,221,613	$(23,633)	$48,979	$1,285,950
Balance, December 31, 2010	38,990,827	$38,991	$1,221,613	$187,572	$5,523	$1,453,699
Balance, December 31, 2011	38,990,827	$38,991	$1,221,613	$388,073	$11,065	$1,659,742
Balance, December 31, 2012	39,290,827	$39,291	$1,251,313	$543,164	$(177)	$1,833,591
Balance, December 31, 2013	39,290,827	$39,291	$1,251,313	$871,341	$50,248	$2,212,193

Adjustment for Exchange rate changes					$89,567	$89,567

Net Income for the year ended December 31, 2014				$611,597		$611,597
Balance, December 31, 2014	39,290,827	$39,291	$1,251,313	$1,482,938	$139,815	$2,913,357

Adjustment for Exchange rate changes					$(396,505)	$(396,505)

Net Income for the year ended December 31, 2015				$2,102,022		$2,102,022
Balance, December 31, 2015	39,290,827	$39,291	$1,251,313	$3,584,960	$(256,690)	$4,618,874

Adjustment for Exchange rate changes					$352,414	$352,414

Net Income for the period ended September 30, 2016				$1,123,821		$1,123,821
Balance, September 30, 2016	39,290,827	39,291	1,251,313	4,708,781	95,724	6,095,109

FLURIDA GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
	Nine Months Ended		Three Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Operating Activities:	Unaudited	Unaudited	Unaudited	Unaudited

Net Income	$1,123,821	$2,044,761	$467,828	682,675
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation expense	18,366	24,700	6,791	8,343
Inventory	(17,659)	7,911,188	188,648	424,511
Account receivable	108,513	(4,840,097)	(2,250,533)	(1,446,177)
Unearned revenue	331,301	(241,184)	(14,833)	(191,105)
Prepaid rent	-	(2,000)	-	(2,000)
Decrease in other Payable	(300,000)
Increase/Decrease in income tax payable	17,854	351,020	40,670	200,205
Increase/Decrease in account payable	(4,627,026)	(106,750)	(1,858,589)	(323,624)
Net cash provided by operating activities	$(3,344,830)	$5,141,638	$(3,420,018)	$(647,172)
Investing Activities:
Purchase of investment instrument	-	2,618,000	-	-
Purchase Property	(59,749)	(8,899)	(19,286)	(2,066)
Net cash provided by investing activities	$(59,749)	$2,609,101	$(19,286)	$(2,066)
Financing Activities:
Proceeds from issuance of common stock	-	-	-	-
Loan from the Bank	800,000	(800,000)	800,000	-
Loan return from supplier	-	-	-	-
Net cash provided by financing activities	$800,000	$(800,000)	$800,000	$-

Effect of Exchange Rate on Cash	$352,414	$(389,271)	$198,211	$(8,674)
Net increase (decrease) in cash and cash equivalents	$(2,252,165)	$6,561,468	$(2,441,093)	$(657,912)
Cash and cash equivalents at beginning of the period	$8,615,550	$1,825,148	$8,804,478	$9,044,528
Cash and cash equivalents at end of the period	$6,363,385	$8,386,616	$6,363,385	$8,386,616

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

For the nine months period ended September 30 2016, the Company purchased $ 59,305 Furniture and equipment, and $ 444 Computer and data process equipment.

As of September 30, 2016, the company has furniture, Computer and data processing equipment, and equipment at a purchase cost of $ 254,870, and $ 147,414 of accumulated depreciation expense was recorded.

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

Account Receivable

As of September 30, 2016, the company had a total of $ 5,977,884 account receivable from it major customers, which included $ 548,615 of ChuZhou Fuda, $ 4,964,106 of Electrolux North America, $ 386,101 Electrolux Europe and its other subsidiaries, and $ 79,062 other America corporations.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans from Bank

The Company entered into a promissory note secured renewal business loan agreement in the principal amount of $ 8,000,000 with East West Bank located in El Monte, CA. And the maturity date of the Note is from September 30, 2015 to September 30, 2016. On October 4, 2016, the loan was extended from September 30, 2016 to September 30, 2017. The principal amount of the Note is decreased to $ 5,000,000. The maximum aggregate amount that may be outstanding under all sub-limits (items 1 through 4) shall be the lesser of $ 5,000,000 or 80% of eligible accounts receivable less than 90 days from invoice date and 50% of inventory. The loan is secured by all company inventories, account receivable, and other assets of the Company.

Effective August 25, 2015, the interest rate on the Notes is amended and restated as “Variable Interest Rate”. Interest in this Note is computed on a 365/360 basis; that is, by applying the ratio of the interest rate over a year of 360 days, multiplied by the outstanding principal balance, multiplied by the actual number of days the principal balance is outstanding.

The Company may only draw up to:

•	$ 3,000,000 for issuance of Sight Letters of Credit (LC)

•	$ 3,000,000 for issuance of Standby Letters of Credit (SBLC)

•	$ 5,000,000 for Clean Advance of up to maturity of the line

•	$ 4,000,000 for FX Pre-Settlement Risk allowing customer to purchase forward contracts to hedge against FX current risk.

•	Up to $250,000 for ACH origination services by delivering to Lender a duly executed ACH application on Lender’s standard form, provided, however, the total amount of the ACH processing reserves imposed by Lender in connection with ACH origination services requested by Borrower shall not exceed, and availability under the Loan shall be reduced by, the ACH Sublimit.

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

As of September 30, 2016, the company had a total of $ 4,699,142 account payable, which was included $ 2,578,707 for Chu Zhou Fu Da, $ 1,934,896 for Fulu Finance Management Limited, $ 133,589 for US suppliers, $ 1,203 for salary and payroll tax payable, and $ 50,747 for all other account payable.

Income Tax Payable

For the fiscal quarter ended September 30, 2016 and 2015, the Company incurred income tax expense of $ 242,270 and $ 300,205 respectively. As of September 30, 2016, the income taxes payable of the Company was $ 496,667.

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

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventory (Continued)

As of September 30, 2016, there were 4,368 pieces motor in Electrolux Hungary warehouse. And there were 3,528 pieces icemaker stored in the warehouse, Derby Industries LLC, as of consignment inventory for General Electric Company. And 840 pieces icemakers were shipped out at FOB shipping point Nanjing, China to Derby Industries LLC. Those purchases haven’t considered as a sale or a consignment inventory at the period ended September 30, 2016. However, it’s the in transit inventories of Flurida Group, Inc.

Moreover, Flurida Appliance had total of 249 pieces ice water dispenser in Carson center and 97 pieces ice water dispenser El Paso warehouse.

As a result, as of September 30, 2016, the Company had total inventory at a value $ 239,854.

Revenues Recognition

Revenues include sales of appliance parts in North America, Australia, South America, Europe, and Asia.

Revenues are recognized from product sales upon shipment, which is the point in time when risk of loss is transferred to the customer, net of estimated returns and allowances.

For the fiscal quarter ended September 30, 2016, the Company had total net revenue of $ 10,055,716.

For the period July 1 to September 30, 2016, the Company sold icemakers, high efficiency motor, module assembly, wire harness, motors, thermostats, ice and water dispenser, vegetable dryer, and other related refrigerator appliance to North America, which included Electrolux North America, General Electric Company, Exact Replacement Parts, HKF Industries Inc, and others America corporation, for total sales of $ 9,388,371. The icemakers, assembly, motors, wire harness, vegetable dryer, ice and water dispenser, and related parts were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd; all the icemakers, motors, assembly, wire harness, vegetable dryer, ice and water dispenser, and related parts were shipped out at FOB shipping point Nanjing, China.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenues Recognition (Continued)

The Company sold Motors and other parts to Electrolux – Do Brasil for $ 125,946. The motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

For the period July 1 to September 30, 2016, the Company sold motors, DAC Boxes, Deflector, and related refrigerator appliance to Europe, which included Electrolux Hungry, and Gotene Plast AB, for total sales of $89,914. The DAC Boxes, Deflector, Motors, and other related parts were manufactured and supplied by Chu Zhou Fuda; all the DAC Boxes magnets, and motors were shipped out at FOB shipping point Nanjing, China.

The Company also sold icemakers and related parts to Asia for $ 103,301. The icemakers and parts were manufactured and supplied by Chu Zhou Fuda; all the icemakers were shipped out at FOB shipping point Nanjing, China.

For the period of July 1 to September 30, 2016, the Company sold thermostats and other related key parts for icemakers and motors, and sold dampers to ChuZhouFuDa. Flurida Group purchased some of the parts from Wako Electronics, Inc., an US Company located at Louisville, KY 40299. Flurida Group also purchased dampers from ITW Motion, an US company located in Illinois, and then sold to ChuZhouFuDa. Flurida Group, Inc. addsaveraged 5% - 10% margin based on the cost of purchase, then sold to them, so, $ 385,687 were sold and invoiced to ChuZhouFuDa for the fiscal quarter ended September 30, 2016.

In summary, for the period of July 1 to September 30, 2016, the Company incurred the total gross sales of $ 10,093,219. And the Company had sales return and allowance and sales discount of $ 37,503, so, a total of $ 10,055,716 net sales were recorded. The cost of goods sold is discussed in details in Note C, Related Party Transactions.

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income

The company’s comprehensive income is comprised of net income, unrealized gains and losses on marketable securities classified foreign currency translation adjustments, and unrealized gains and losses on derivative financial instruments related to foreign currency hedging. Due to the significant rate changed in Euro currency hedging, the Company incurred a foreign currency translation income of $ 198,211 for the fiscal quarter ended September 30, 2016.

Operating Expense

Operating Expenses includes research and development expense, all selling, general and administrative expenses, and depreciation expenses for Flurida Group Inc. For the fiscal quarter ended September 30, 2016 and 2015, the Company had total operating expenses of $ 518,002 and $ 554,965 respectively, which include the research and development expense of $ 17,849 and $ 61,687, and depreciation expenses of $ 6,791 and $ 8,343, and selling, general and administrative expense of $ 493,362 and $ 484,935. Detail was showed on Exhibit A.

Professional Fee

Professional fees are consist of accounting and auditing fee, legal fee, commission and consulting expenses, SEC filing fee, and other professional expenses. The total professional fees were $ 30,610 and $ 44,016 for the fiscal quarter ended September 30, 2016 and 2015 respectively.

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

The Company had total research and development expense of $ 17,849 and $ 61,687 for fiscal quarter ended September 30, 2016 and 2015 respectively.

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

The total payroll expenses were $ 197,743 and $ 183,781 for the fiscal quarter ended September 30, 2016 and 2015 respectively.

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

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - RELATED PARTY TRANSACTIONS

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of September 30, 2016, total 29,162,760 shares were issued to officers and directors. Please see the table below for details:

Name	Total Shares	Total Amount	Percentage
Fenglan Li	165,000	15,750	0.42%
Ying Zhong	2,000,000	200,000	5.09%
Jianfeng Ding & Yaru Huang
	26,997,760	325,998	68.72%
Total	29,162,760	$541,748	74.23%

•	Based on total outstanding issued shares as of September 30, 2016: 39,290,827.

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

FLURIDA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - RELATED PARTY TRANSACTIONS (Continued)

At the period ended June 30, 2016, the Company had ending inventory $ 428,503 that was majority purchased from ChuZhou FuDa.

The Company purchased Icemakers, motors, high efficiency motor, wire harness, dac boxes, deflectors, icemaker dispenser, ice and water dispenser, and other related appliance parts from ChuZhou FuDa, at total cost of $ 7,051,107 for the fiscal quarter ended September 30, 2016.

To manufacture the related refrigerator appliance parts, Chu Zhou Fu Da needs key parts made in USA, which were purchased through Flurida Group, Inc. in USA. The costs of purchasing the parts were $ 342,474 in the period of July 1 to September 30, 2016.

The Company purchase module assembly and vegetable dryer from Fulu industries (HK), Ltd at a cost of $ 1,232,818 for the fiscal quarter ended September 30, 2016.

For the fiscal quarter ended September 30, 2016, the Company had total purchase of $ 8,626,399.

At the quarter ended September 30, 2016, the company had total ending inventory at a value $ 239,854.

For the period of July 1 to September 30, 2016, the company had freight and warehouse cost of $ 16,600, purchase related expense of 4,690, and $ 100 purchase return and discount.

Therefore, in the fiscal quarter ended September 30, 2016, the Company incurred a total cost of goods sold of $ 8,836,237.

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

There were no new shares issued during the period of January to September 2016.

Therefore, as of September 30, 2016 total shares issued and outstanding are 39,290,827.

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

However, in the quarter ended September 30, 2016, the Company generated significant sales revenue of $ 10,055,716. Electrolux and its subsidiaries are operated independently in various countries, the management assess that it is unlikely if Electrolux and its subsidiary discontinue the purchase in near future due to the Company secured a purchase order in next three years with Electrolux and its subsidiaries. In addition, the going concern may be mitigated due to the close relationship between the Company and it’s suppliers. The Company’s purchase is primarily from supplier, Chuzhou Fuda Mechanical & Electronics Co., Ltd (“ChuZhouFuDa”), which is closely related and directly managed by shareholder and director Jianfeng Ding. Besides, as of September 30, 2016, the cash and cash equivalent balance was $ 6,363,385, the management believes that the revenues will be generated and its cash flows will be maintained to cover its operational costs and the risk of going concern is significantly low.

Exhibit A

	Three Months Ended	Three Months Ended
	September 30, 2016	September 30, 2015
Total Expense
Administration Expense	2,708	790
Automobile Expense	9,063	5,715
Bank Service Charges	60,032	72,509
Certification	12,361	42,685
Computer and Internet Expenses	166	52
Depreciation expense	6,791	8,343
Business Registration and Permits	-	130
Gift and promotion	3,661	5,140
Industry Show	1,000	-
Insurance Expense	-	-
Meals and Entertainment	25,502	16,223
Office Supplies	5,166	520
Payroll Expense	197,743	183,781
Penalty and Fine Expenses	-	50
Postage& Shipping	7,131	(2,371)
Professional Fees	30,610	44,016
Rent Expense	24,976	17,735
Repair & Maintenance	3,380	2,698
Research & Development Expense	17,849	61,687
Service Cost	12,966	4,718
Telephone Expense	6,129	12,975
Travel Expense	90,004	76,964
Utilities	765	607
Total Expense	518,002	554,965

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

Overview

The Company's main business includes sourcing, distribution and marketing of appliance components and assemblies in Asia, Europe, North and South America. Those products include icemakers; motors; ice and water dispensing systems; high efficiency motors; crushed motors; commercial vegetable dryer; control modules and established ourselves as a viable supplier of complex cables and harness for the appliance industry. We launched our own brand of finished products called the ice water dispenser system. The product launch sites took place in two locations: Los Angeles CA and El Paso We have completed the design for the condenser motor; a twist flex icemaker; oven circulation fan and wire harnesses for ovens. We have received technical approval for condenser motors from the potential customer and we are still working on life testing. Hopefully, we will receive a trial order in six months. We also received a small order for oven harnesses from our customer. The twist tray icemaker and the oven fan are being tested by our customers. Our focus is to provide our customers with innovative products and solutions thus securing our position as a valued supplier.

These products are manufactured in China by Chuzhou Fuda Mechanical & Electronics Co., Ltd ("ChuZhou Fuda"). Chuzhou Fuda Mechanical & Electronics Co., Ltd., which is related and managed by shareholder and director Jianfeng Ding, is an appliance components and sub-assemblies manufacturer.

We sell the following main types of appliance parts and finished products:

•	High-efficiency motor: Currently our largest selling product, the high-efficiency motor runs at 1/3 the wattage of a shaded pole motor thus making a more energy efficient product assisting our customers in meeting the US energy consumption standards for appliances.

•	Automatic Refrigerator Build-in Icemaker and Electronic Icemaker: The automatic refrigerator build-in icemaker and Electronic Icemaker is designed for household refrigeration products, such as refrigerator, under-counter refrigerator, freezer to make the ice cubes automatically.

•	Refrigerator Through-Door Ice Water System: Refrigeration Through-Door Ice Water System is the system that stores the ice cubes harvested from the icemaker, delivered and dispensed the ice, crushed ice or water to the refrigerator door through the electronic control system at the front of the refrigerator door. The through-door ice water system normally includes the following assemblies: ice bucket assembly, motor rail assembly, module assembly, facade assembly, housing assembly. The ice bucket assembly and the motor rail assembly can be located in the freezer, in the refrigerator door and or sealed chamber in the refrigerator. The module assembly, facade assembly and housing assembly vary according to the specific design from each client.

•	Wire harness: includes wires, connectors and terminals which electrically connects our products to the customers' products.

•	Motor and Motor Assembly for Refrigerator or Freezers: The shade pole motor and motor assembly is a key part for refrigerators or freezers. Flurida Group Inc's motor part is designed and specified for the refrigerators or freezers made by Electrolux, an US company with headquarters in Charlotte, NC. Flurida also supplies the motors and motor assemblies to Electrolux Europe facilities in Italy and Hungary.

•	Ice Crush motor: Ice crush motor is the gear box motor to drive the auger and push the ice in the bucket to blades for ice crush purpose. The product is used for automatic ice crushing on built-in Ice Water Dispensing systems.

•	Module: Module is a dispensing module for refrigerator. It is a complete automatic ice making and dispensing system that can dispense cubed ice, crushed ice and water. Module is located in the door of a refrigerator; when press the water or ice paddles, the seal will open to dispensing water or ice cubes.

•	Damper: A damper controls the rate of airflow from freezer into the refrigerator section. These dampers are being sold to users in China to build refrigerators.

•	Commercial Vegetable dryer: Targeting the restaurant and hospitality industries, started mass production.

•	Ice and Water Dispensers: Flurida Group awarded to its new, wholly-owned subsidiary Flurida Appliance, Inc. the right to sell Flurida Group designed appliances called Ice and Water Dispensers manufactured in China by Chuzhou Fuda Mechanical & Electronics Co., Ltd. Flurida Appliances has the right to sell these products throughout the whole world except China. Flurida Appliance started to sell at U.S market, then at some undetermined date in the future possibly in Canada, South American, then Europe.

For the reasons set forth below, we had a net income of $ 655,993 and $ 1,362,086 for six months ended September 30, 2016 and 2015 respectively.

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

Results of Operations

For the fiscal quarter ended September 30, 2016 vs. September 30, 2015.

Revenue

For the fiscal quarter ended September 30, 2016, the Company had net total revenue of $ 10,055,716 to the Company's Europe, North and South America customers, and Asia, which was decreased 49% more than the fiscal quarter ended September 30, 2015 total net revenue of $ 17,741,604. This decrease was because most of customers' sales went down worldwide.

For the period July 1 to September 30, 2016, the Company sold icemakers, high efficiency motor, module assembly, wire harness, motors, thermostats, ice and water dispenser, vegetable dryer, and other related refrigerator appliance to North America, which included Electrolux North America, General Electric Company, Exact Replacement Parts, HKF Industries Inc, and others America corporation, for total sales of $ 9,388,371.

The icemakers, assembly, motors, wire harness, vegetable dryer, ice and water dispenser, and related parts were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd; all the icemakers, motors, assembly, wire harness, vegetable dryer, ice and water dispenser, and related parts were shipped out at FOB shipping point Nanjing, China.

The Company sold Motors and other parts to Electrolux – Do Brasil for $ 125,946. The motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

For the period July 1 to September 30, 2016, the Company sold motors, DAC Boxes, Deflector, and related refrigerator appliance to Europe, which included Electrolux Hungry, and Gotene Plast AB, for total sales of $89,914. The DAC Boxes, Deflector, Motors, and other related parts were manufactured and supplied by Chu Zhou Fuda; all the DAC Boxes magnets, and motors were shipped out at FOB shipping point Nanjing, China.

The Company also sold icemakers and related parts to Asia for $ 103,301. The icemakers and parts were manufactured and supplied by Chu Zhou Fuda; all the icemakers were shipped out at FOB shipping point Nanjing, China.

For the period of July 1 to September 30, 2016, the Company sold thermostats and other related key parts for icemakers and motors, and sold dampers to ChuZhouFuDa. Flurida Group purchased some of the parts from Wako Electronics, Inc., an US Company located at Louisville, KY 40299. Flurida Group also purchased dampers from ITW Motion, an US company located in Illinois, and then sold to ChuZhouFuDa. Flurida Group, Inc. addsaveraged 5% - 10% margin based on the cost of purchase, then sold to them, so, $ 385,687 were sold and invoiced to ChuZhouFuDa for the fiscal quarter ended September 30, 2016.

In summary, for the period of July 1 to September 30, 2016, the Company incurred the total gross sales of $ 10,093,219. And the Company had sales return and allowance and sales discount of $ 37,503, so, a total of $ 10,055,716 net sales were recorded.

Cost of Revenue

Our Costs of Goods Sold, as we expected increased slightly due to increasing labor and raw materials costs. We anticipate this trend to continue and may adjust our unit price upward to reduce the impact of rising costs.

At the period ended June 30, 2016, the Company had ending inventory $ 428,503 that was majority purchased from ChuZhou FuDa.

The Company purchased Icemakers, motors, high efficiency motor, wire harness, dac boxes, deflectors, icemaker dispenser, ice and water dispenser, and other related appliance parts from ChuZhou FuDa, at total cost of $ 7,051,107 for the fiscal quarter ended September 30, 2016.

To manufacture the related refrigerator appliance parts, Chu Zhou Fu Da needs key parts made in USA, which were purchased through Flurida Group, Inc. in USA. The costs of purchasing the parts were $ 342,474 in the period of July 1 to September 30, 2016.

The Company purchase module assembly and vegetable dryer from Fulu industries (HK), Ltd at a cost of $ 1,232,818 for the fiscal quarter ended September 30, 2016.

For the fiscal quarter ended September 30, 2016, the Company had total purchase of $ 8,626,399.

At the quarter ended September 30, 2016, the company had total ending inventory at a value $ 239,854.

For the period of July 1 to September 30, 2016, the company had freight and warehouse cost of $ 16,600, purchase related expense of 4,690, and $ 100 purchase return and discount.

Therefore, in the fiscal quarter ended September 30, 2016, the Company incurred a total cost of goods sold of $ 8,836,237 was decreased 45% compared to the fiscal quarter ended September 30, 2015 cost of goods sold of $ 15,941,706. The decrease of cost of goods sold was due to the sales decrease. In addition, R&D expenses decreased as most of the work at the R&D Center was supporting the development of the already designed new projects. Travel increased as we had to travel to China and elsewhere to meet manufacturers and potential customers for our new products.

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

Expense

Our operation expenses consist of selling, general and administrative expenses, and research & development expenses, and depreciation expenses:

	Three Months Ended	Three Months Ended
	September 30, 2016	September 30, 2015
Total Expense
Administration Expense	2,708	790
Automobile Expense	9,063	5,715
Bank Service Charges	60,032	72,509
Certification	12,361	42,685
Computer and Internet Expenses	166	52
Depreciation expense	6,791	8,343
Business Registration and Permits	-	130
Gift and promotion	3,661	5,140
Industry Show	1,000	-
Insurance Expense	-	-
Meals and Entertainment	25,502	16,223
Office Supplies	5,166	520
Payroll Expense	197,743	183,781
Penalty and Fine Expenses	-	50
Postage & Shipping	7,131	(2,371)
Professional Fees	30,610	44,016
Rent Expense	24,976	17,735
Repair & Maintenance	3,380	2,698
Research & Development Expense	17,849	61,687
Service Cost	12,966	4,718
Telephone Expense	6,129	12,975
Travel Expense	90,004	76,964
Utilities	765	607
Total Expense	518,002	554,965

Income Taxes

We are subject to income taxes in the U.S. and we incurred income tax expense of $ 242,270 and $ 300,205 for the fiscal quarter ended September 30, 2016 and 2015 respectively. As of September 30, 2016, the Company had income taxes payable of $ 496,667.

Net Income (Loss)

For the reasons set forth above, we had a net income of $ 467,828 and $ 682,675 for fiscal quarter ended September 30, 2016 and 2015 respectively.

For the nine months ended September 30, 2016 vs. September 30, 2015.

Revenue

For the nine months ended September 30, 2016, the Company had net total revenue of $ 29,167,152 to the Company's Europe, North and South America customers, and Asia, which was decreased 46% more than the nine months ended September 30, 2015 total net revenue of $ 54,042,584. This decrease was because most of customers' sales went down worldwide.

For the period January 1 to September 30, 2016, the Company sold icemakers, high efficiency motor, module assembly, wire harness, motors, thermostats, ice and water dispenser, vegetable dryer, and other related refrigerator appliance to North America, which included Electrolux North America, Haier America Research & Development Co, Exact Replacement Parts, and others America corporation, for total sales of $ 26,796,645. The icemakers, assembly, motors, wire harness, vegetable dryer, ice and water dispenser, and related parts were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd; all the icemakers, motors, assembly, wire harness, vegetable dryer, ice and water dispenser, and related parts were shipped out at FOB shipping port Nanjing, China.

For the nine months ended September 30, 2016, the Company sold components and appliance parts to Electrolux –Australia for $ 206,784. The components were manufactured and supplied by Chu Zhou Fu Da Mechanical and Electronics; all the icemakers and components were shipped out at FOB shipping port Nanjing, China.

The Company sold Motors and other parts to Electrolux – Do Brasil for $ 440,697. The motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd, and were shipped out at FOB shipping port Nanjing, China.

For the period January 1 to September 30, 2016, the Company sold motors,DAC Boxes, Deflector, and related refrigerator appliance to Europe, which included Electrolux Hungry, Electrolux Sweden, and Gotene Plast AB, for total sales of $ 328,654. The DAC Boxes, Deflector, Motors, and other related parts were manufactured and supplied by Chu Zhou Fuda; all the DAC Boxes magnets, and motors were shipped out at FOB shipping port Nanjing, China.

The Company also sold icemakers and related parts to Asia for $ 159,067. The icemakers and parts were manufactured and supplied by Chu Zhou Fuda; all the icemakers were shipped out at FOB shipping point Nanjing, China.

For the period of January 1 to September 30, 2016, the Company sold thermostats and other related key parts for icemakers and motors, and sold dampers to ChuZhouFuDa. Flurida Group purchased some of the parts from Wako Electronics, Inc., an US Company located at Louisville, KY 40299. Flurida Group also purchased dampers from ITW Motion, an US company located in Illinois, and then sold to ChuZhouFuDa. Flurida Group, Inc. adds averaged 5% - 10% margin based on the cost of purchase, then sold to them, so, $ 1,287,190 were sold and invoiced to ChuZhouFuDa for the nine months ended September 30, 2016.

In summary, for the period of January 1 to September 30, 2016, the Company incurred the total gross sales of $ 29,219,037. And the Company had sales return and allowance and sales discount of $ 51,885, so, a total of $ 29,167,152 net sales were recorded.

Cost of Revenue

Our Costs of Goods Sold, as we expected increased slightly due to increasing labor and raw materials costs. We anticipate this trend to continue and may adjust our unit price upward to reduce the impact of rising costs.

At the period ended December 31, 2015, the Company had ending inventory $ 222,195 that was majority purchased from ChuZhou FuDa.

The Company purchased Icemakers, motors, high efficiency motor, wire harness, dac boxes, deflectors, icemaker dispenser, ice and water dispenser, and other related appliance parts from ChuZhou FuDa, at total cost of $ 21,426,338 for the nine months ended September 30, 2016.

To manufacture the related refrigerator appliance parts, Chu Zhou Fu Da needs key parts made in USA, which were purchased through Flurida Group, Inc. in USA. The costs of purchasing the parts were $ 1,158,221 in the period of January 1 to September 30, 2016.

The Company purchase module assembly and vegetable dryer from Fulu industries (HK), Ltd at a cost of $ 3,131,811 for the nine months ended September 30, 2016.

For the nine months ended September 30, 2016, the Company had total purchase of $ 25,716,370.

At the quarter ended September 30, 2016, the company had total ending inventory at a value $ 239,854.

For the period of January 1 to September 30, 2016, the company had freight and warehouse cost of $ 61,287, and purchase return and discount of $ 9,100, and the related purchase expense of $ 4,690.

Therefore, in the nine months ended September 30, 2016, the Company incurred a total cost of goods sold of $ 25,755,589 was decreased 48% compared to the nine months ended September 30, 2015 cost of goods sold of $ 49,495,643. The decrease of cost of goods sold was due to the sales decrease. In addition, R&D expenses decreased as most of the work at the R&D Center was supporting the development of the already designed new projects.

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

Expense

Our operation expenses consist of selling, general and administrative expenses, and research & development expenses, and depreciation expenses:

	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015
Total Expense
Administration Expense	5,238	5,725
Automobile Expense	20,783	12,176
Bank Service Charges	187,851	211,120
Certification	30,040	68,281
Computer and Internet Expenses	4,563	194
Depreciation expense	18,366	24,700
Business Registration and Permits	532	130
Gift and promotion	7,786	12,424
Industry Show	30,568	5,144
Insurance Expense	2,721	133
Meals and Entertainment	63,194	48,180
Office Supplies	20,811	4,010
Payroll Expense	699,344	575,949
Penalty and Fine Expenses	523	517
Postage & Shipping	10,542	16,350
Professional Fees	162,904	146,864
Rent Expense	61,536	50,144
Repair & Maintenance	21,822	4,915
Research & Development Expense	36,044	187,166
Service Cost	14,545	5,344
Telephone Expense	19,071	21,122
Travel Expense	205,507	294,874
Utilities	2,331	2,018
Total Expense	1,626,622	1,697,478

Income Taxes

We are subject to income taxes in the U.S. and we incurred income tax expense of $ 679,270 and $ 801,820 for the nine months ended September 30, 2016 and 2015 respectively. As of September 30, 2016, the Company had income taxes payable of $ 496,667.

Net Income (Loss)

For the reasons set forth above, we had a net income of $ 1,123,821 and $ 2,044,761 for nine months ended September 30, 2016 and 2015 respectively.

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

Liquidity and Capital Resources

	At September 30	At December 31
	2016	2015

Current Ratio	1.75	1.43
Cash	$6,363,385	$8,615,550
Working Capital	$5,981,390	$4,546,538
Total Assets	$12,694,842	$15,296,078
Total Liabilities	$6,599,733	$10,677,204

Total Equity	$6,095,109	$4,618,874

Total Debt/Equity	1.08	2.31

______________

*	Current Ratio = Current Assets / Current Liabilities
**	Working Capital = Current Assets - Current Liabilities
***	Total Debt / Equity = Total Liabilities / Total Shareholders' Equity.

The Company's overall working capital was increased in the quarter ended September 30, 2016 comparing to year ended December 31, 2015, due to the decrease of current liability, the Company's current ratio was also increased due to the decrease of liability as well.

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

The Company entered into a promissory note secured renewal business loan agreement in the principal amount of $ 6,000,000 with East West Bank located in El Monte, CA. And the maturity date of the Note is from July 10, 2014 to July 31, 2015. On September 25, 2015, the loan was extended from September 30, 2015 to September 30, 2016. On October 4, 2016, the loan was extended from September 30, 2016 to September 30, 2017. The principal amount of the Note is decreased to $ 5,000,000. The maximum aggregate amount that may be outstanding under all sub-limits (items 1 through 4) shall be the lesser of $ 5,000,000 or 80% of eligible accounts receivable less than 90 days from invoice date and 50% of inventory. The loan is secured by all company inventories, account receivable, and other assets of the Company.

The Company may only draw up to:

(1)	$3,000,000 on Sight Letters of Credit with maximum expiration date of 90 days from issuance,

(2)	$3,000,000 on Standby Letters of Credit with maximum expiration date of one year from issuance,

(3)	$5,000,000 on Clean Advance for up to maturity date of the line, and

(4)	$4,000,000 for FX [Foreign Exchange] pre settlement risk allowing the Company to purchase forward contracts to hedge against FX risk.

The remaining terms of the original loan are unchanged.

Interest accrued on amounts advanced shall be due and payable on the 25th day of each month commending with the first month after the date of advance. The outstanding principal balance of this note together with all accrued and unpaid interest and all other amount due hereunder, shall be due and payable on December 31, 2016. Nothing was outstanding on this loan at September 30, 2016.

The management will continue to focus on improving our current business on marketing, customer services and general administrative activities effectiveness. The Company will continue efforts at a R&D center at our California location and R&D expenses could increase in future years as we again start developing more new products. The primary function of the Company's Research and Development Center is to identify and research new knowledge about scientific and technological topics in order to develop valuable products, processes and services for our customers. The Company has continually developed the new products at our Center, including a new condenser motor; a twist flex icemaker; oven circulation fan and wire harnesses for ovens. We are currently working on the development of these new products at our Center, although we cannot predict when, if ever, we will launch these products.

Specifically, the management still believes that within the operating activities, the efforts of collecting accounts receivables and making payments of accounts payables still were the primary factors for the changes of cash flows in 2016 and will continue in later years.

The Company had cash and cash equivalents of $ 6,363,385 at September 30, 2016 and $ 5,981,390 working capital and $ 8,615,550 at December 31, 2015 and $ 4,546,538 of working capital.

The total debt of $ 6,599,733 for September 30, 2016 included total of $ 2,578,707 for Chu Zhou Fu Da, $ 1,934,896 for Fulu Finance Management Limited, $ 133,589 for US suppliers, $ 1,203 for salary and payroll tax payable, and $ 50,747 for all other account payable, $ 496,667 income tax liabilities, and $ 603,924 unearned revenue, and $ 800,000 loan from Bank.

Our independent auditor has indicated that our customer concentration may raise doubt about its ability to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations. However, due to the close relationship between the Company and its supplier, Chuzhou Fu Da, which is closely related and directly managed by shareholder and director Jianfeng Ding, Further, as of September 30, 2016, the cash and cash equivalent balance was $ 6,363,385 and account receivable was $ 5,977,884, such that the management believes that the revenues will be generated and its cash flows will be maintained to cover its operational costs and the risk of going concern in long term is significantly low.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at September 30, 2016 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at September 30, 2016, our disclosure controls and procedures are not effective.

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

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities.

(b) Use of Proceeds.

The Registrant did not sell or otherwise issue any unregistered securities during the three months ended September 30, 2016.

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

Flurida Group, Inc., a Nevada corporation

November 14, 2016	By:	/s/ Jianfeng Ding
Jianfeng Ding
Principal Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Jianfeng Ding	Jianfeng Ding	Principal Executive Officer and Director	November 14, 2016

/s/ Yaru Hang	Yaru Huang	Principal Financial Officer and Principal	November 14, 2016
Accounting Officer

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002.

32.2 *	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002.

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

