Form 10-K
period 2016-12-31
FLURIDA GROUP INC
filed 2017-04-18
CIK 1430960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Issuer’s telephone number: 800 433 9938

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant based upon the closing price of the Registrant’s Common Stock as of June 30, 2016 was approximately $6,007,840 (based on 10,013,067 shares of common stock outstanding held by non-affiliates on such date and $0.60 per share. Shares of the Registrant’s Common Stock held by each executive officer and director and by each entity or person that, to the Registrant’s knowledge, owned 5% or more of the Registrant’s outstanding Common Stock as of June 30, 2016 have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of Registrant’s Common Stock, $0.001 par value, was 38,387,227 shares as of December 31, 2016.

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

Flurida Group formed a U.S. manufacturing subsidiary, Flurida Appliance, Inc, a Nevada corporation, in December 2015, and has its operating office located at 11220 Rojas Suite C-3 EI Paso Texas 79935

Business

The Company's main business includes sourcing, distribution and marketing of appliance components and assemblies in Asia, Europe, North and South America. Those products include icemakers; motors; ice and water dispensing systems; high efficiency motors; crushed motors; commercial vegetable dryer; control modules and established ourselves as a viable supplier of complex cables and harness for the appliance industry. We launched our own brand of finished products called the ice water dispenser system and have started to sell in the U.S Market. We have completed the first phase of lab testing for our condenser motor; the sale of our twist flex icemaker has commenced; the oven circulation fan is in the field test phase and wire harnesses for ovens are in the final approval process. Our focus is to provide our customers with innovative products and solutions thus securing our position as a valued supplier.

These products are manufactured in China by Chuzhou Fuda Mechanical & Electronics Co., Ltd ("ChuZhou Fuda"). Chuzhou Fuda Mechanical & Electronics Co., Ltd., which is related and managed by shareholder and director Jianfeng Ding, is an appliance components and sub-assemblies manufacturer.

We sell the following main types of appliance parts and finished products:

•

High-efficiency motor: Currently our largest selling product. The high-efficiency motor runs at 1/3 the wattage of a shaded pole motor thus making a more energy efficient product assisting our customers in meeting the US energy consumption standards for appliances.

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

•

Ice and Water Dispensers: Flurida Group awarded to its new, wholly-owned subsidiary Flurida Appliance, Inc. the right to sell Flurida Group designed appliances called Ice and Water Dispensers manufactured in China by Chuzhou Fuda Mechanical & Electronics Co., Ltd. Flurida Appliances has the right to sell these products throughout the whole world except China. Flurida Appliance started to sell at U.S market, then at some undetermined date in the future possibly in Canada, South American, then Europe. We work together with a water machine company called Cristal Mountain Inc to sell our brand ice water dispenser in US and Canada market. We signed an exclusive sell agent agreement with Crystal Mountain Inc in March 2017

We are an "emerging growth company" ("EGC") that is exempt from certain financial disclosure and governance requirements for up to five years as defined in the Jumpstart Our Business Startups Act ("the JOBS Act"), that eases restrictions on the sale of securities; and increases the number of shareholders a company must have before becoming subject to the U.S. Securities and Exchange Commission's (SEC's) reporting and disclosure rules (See "Emerging Growth Companies" section above). We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the Jobs Act, that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

For the fiscal year ended December 31, 2016, the Company had total net revenue of $33,379,726. For the fiscal year ended December 31, 2015, the Company had total net revenue of $64,575,450.

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

Our major competitors in motors for refrigerators or freezers are some smaller Chinese manufactures.

We compete with these and other suppliers based upon:

(1)	Our larger and more focused design group
(2)	We offer a wider range of products.
(3)	We closely follow the world of largest appliance manufacture’s requests.
(4)	Our products are cost effective, but with highest quality control standard, all passed the ISO 9000 and UL; VDE certification.

Research and Development

We have incurred research and development expenses in the total of $40,011 and $279,769 for year 2016 and 2015 respectively.

Our Intellectual Property

We have no intellectual property.

Our Employees

We have the following number of full time employees:

Clerical	–	0
Operations	–	1
Administrative	–	1
Management	–	2
Engineers	–	4
Sales	–	2

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

Item 2. Description of Property

Flurida Group USA, Inc.

Flurida Group USA, Research and Development Center and Warehouse Location

•	Address: 24412 S Main ST, Carson, CA 90745
•	Name of Land Lord: Suf Management Inc

•	Term of Lease: September 1, 2015 to August 31, 2017
•	Monthly Rent: $4600

•	Square Feet: Approximately 5,168 square feet
•	Adequate for current needs: Yes

Flurida Group USA and Flurida Appliances Inc. Operating Office and Warehouse Location

•	Address: 11220 Rojas Suite C-3 El Paso Texas 79935
•	Name of Land Lord: Francis Properties, Ltd

•	Term of Lease: December 2, 2015 to November 30, 2016
Monthly Rent: $1,750
•	Square Feet: Approximately 2400 square feet

•	Adequate for current needs: Yes

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

Item 4. Mine Safety Disclosures

None

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Trading History

Our common stock is quoted on the Over-The-Counter Bulletin Board under the symbol “FLUG.”

Bid Information*

Financial Year Ended	High Bid	Low Bid
December 31, 2016	$0.45	$0.45
September 30, 2016	$0.43	$0.43
June 30, 2016	$0.60	$0.60
March 31, 2016	$0.35	$0.35
December 31, 2015	$0.50	$0.50
September 30, 2015	$0.27	$0.27
June 30, 2015	$0.27	$0.27
March 31, 2015	$0.23	$0.23

____________

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

Securities Authorized for Issuance Under Equity Compensation Plans

At December 31, 2016, we have one compensation plan in place, entitled 2009 Stock Incentive Plan. This plan was approved by our Board of Directors on July 10, 2009.

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

Overview

The Company's main business includes sourcing, distribution and marketing of appliance components and assemblies in Asia, Europe, North and South America. Those products include icemakers; motors; ice and water dispensing systems; high efficiency motors; crushed motors; commercial vegetable dryer; control modules and established ourselves as a viable supplier of complex cables and harness for the appliance industry. We launched our own brand of finished products called the ice water dispenser system and have started to sell in the U.S Market. We have completed the first phase of lab testing for our condenser motor; the sale of our twist flex icemaker has commenced; the oven circulation fan is in the field test phase and wire harnesses for ovens are in the final approval process. Our focus is to provide our customers with innovative products and solutions thus securing our position as a valued supplier.

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

For the fiscal year ended December 31, 2016, the Company had total net revenue of $ 33,379,726. For the fiscal year ended December 31, 2015, the Company had total net revenue of $ 64,575,450.

Results of Operations

For the fiscal year ended December 31, 2016 vs. December 31, 2015.

Revenue

For the fiscal year ended December 31, 2016, the Company had net total revenue of $ 38,379,726 to the Company’s Europe, Australia, North and South America customers, and Asia, which was decreased 41% more than the fiscal year ended December 31, 2015 total net revenue of $ 64,575,450.

There are two primary reasons that caused the sales decrease:

1.	As Euro currency exchange rate significantly increased, our products price became less competitive with the manufactures in European countries. So we gradually lost our share in European market.

2.	Our main customer in North America has readjusted their orders for suppliers. They redistributed the market share to other suppliers.

For the period January 1 to December 31, 2016, the Company sold icemakers, high efficiency motor, module assembly, wire harness, motors, thermostats, ice and water dispenser, vegetable dryer, and other related refrigerator appliance to North America, which included Electrolux North America, General Electric Company, Exact Replacement Parts, HKF Industries Inc, and others America corporation, for total sales of $ 35,558,147. The icemakers, assembly, motors, wire harness, vegetable dryer, ice and water dispenser, and related parts were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd; all the icemakers, motors, assembly, wire harness, vegetable dryer, ice and water dispenser, and related parts were shipped out at FOB shipping point Nanjing, China.

For the fiscal year ended December 31, 2016, the Company sold components and appliance parts to Electrolux –Australia for $ 207,084. The components were manufactured and supplied by Chu Zhou Fu Da Mechanical and Electronics; all the icemakers and components were shipped out at FOB shipping point Nanjing, China.

The Company sold Motors and other parts to South America, Which included Electrolux – Do Brasil and CTI S.A , for total of $ 494,933. The motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

For the period January 1 to December 31, 2016, the Company sold motors, DAC Boxes, Deflector, and related refrigerator appliance to Europe, which included Electrolux Hungry, Electrolux Italy, and Gotene Plast AB, for total sales of $351,389. The DAC Boxes, Deflector, Motors, and other related parts were manufactured and supplied by Chu Zhou Fuda; all the DAC Boxes magnets, and motors were shipped out at FOB shipping point Nanjing, China.

The Company also sold icemakers and related parts to Asia for $ 212,572. The icemakers and parts were manufactured and supplied by Chu Zhou Fuda; all the icemakers were shipped out at FOB shipping point Nanjing, China.

For the period of January 1 to December 31, 2016, the Company sold thermostats and other related key parts for icemakers and motors, and sold dampers to ChuZhouFuDa. Flurida Group purchased some of the parts from Wako Electronics, Inc., an US Company located at Louisville, KY 40299. Flurida Group also purchased dampers from ITW Motion, an US company located in Illinois, and then sold to ChuZhouFuDa. Flurida Group, Inc. adds averaged 5% - 10% margin based on the cost of purchase, then sold to them, so, $ 1,607,485 were sold and invoiced to ChuZhouFuDa for the fiscal year ended December 31, 2016.

In summary, for the period of January 1 to December 31, 2016, the Company incurred the total gross sales of $ 38,431,610. And the Company had sales return and allowance and sales discount of $ 51,884, so, a total of $ 38,379,726 net sales were recorded.

We are as of yet unable to predict the effect of the current economic situation in China will have upon our business.

In the fiscal year ended December 31, 2016 sales, more than 90% of total revenues were generated through Electrolux controlled subsidiaries in various countries. Electrolux Group operated its each subsidiary independently in each country, and all the sales orders and sales contracts were negotiated and signed independently. Accordingly, we believe that lack of one or a few subsidiaries of Electrolux sales order may have effect on our overall sales revenue, but the effects were slightly reduced in 2016 vs 2015. Because we signed separate long-term distribution agreements with various Electrolux subsidiaries, we believe the risk of loss the contracts with Electrolux is significantly reduced.

Cost of Revenue

Our Costs of Goods Sold, as we expected, will increased slightly due to increasing labor and raw materials costs. We anticipate this trend to continue and may adjust our unit price upward to reduce the impact of rising costs.

At the period ended December 31, 2015, the Company had ending inventory $ 222,195 that was majority purchased from ChuZhou FuDa. The Company purchased Icemakers, motors, high efficiency motor, wire harness, dac boxes, deflectors, icemaker dispenser, ice and water dispenser, and other related appliance parts from ChuZhou FuDa, at total cost of $ 28,447,981 for the fiscal year ended December 31, 2016.

To manufacture the related refrigerator appliance parts, Chu Zhou Fu Da needs key parts made in USA, which were purchased through Flurida Group, Inc. in USA. The costs of purchasing the parts were $ 1,436,165 in the period of January 1 to December 31, 2016.

The Company purchase module assembly and vegetable dryer from Fulu industries (HK), Ltd at a cost of $ 3,888,802 for the fiscal year ended December 31, 2016.

For the fiscal year ended December 31, 2016, the Company had total purchase of $ 33,772,948.

At the year ended December 31, 2016, the company had total ending inventory at a value $ 300,825.

For the period of January 1 to December 31, 2016, the company had freight and warehouse cost of $ 77,827, purchase related expense of 11,178, and $ 9,767 purchase return and discount.

Therefore, in the fiscal year ended December 31, 2016, the Company incurred a total cost of goods sold of $ 33,773,557 which was decreased 43% compared to the fiscal year ended December 31, 2015 cost of goods sold of $ 59,246,093. The decrease of cost of goods sold was due to the sales decrease, decreasing labor costs, and raw materials.

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

Expense

Our operation expenses consist of selling, general and administrative expenses, and research & development expenses, and depreciation expenses:

	Year Ended
	December 31, 2016	December 31, 2015
Total Expense
Administration Expense	8,380	7,762
Automobile Expense	8,643	5,143
Bad Debt Expense	-	320
Bank Service Charges	261,575	268,852
Business Operation Tax	523
Certification	53,321	93,131
Computer and Internet Expenses	4,563	14,456
Depreciation expense	24,169	33,594
Business Registration and Permits	532	1,080
Fuel charge	17,479	10,272
Gift and promotion	19,147	15,918
Industry Show	30,614	16,658.63
Insurance Expense	3,815	1,052.20
Meals and Entertainment	76,592	76,018.78
Office Supplies	26,790	7,386.15
Parking fee	1,590	572.60
Payroll Expense	989,647	728,071
Penalty and Fine Expenses	-	516.85
Postage and Shipping	14,098	19,114.06
Professional Fees	197,624	196,437
Rent Expense	70,929	69,672
Repair & Maintenance	18,878	4,915
Research & Development Expense	40,011	279,769
Service Cost	15,457	46,844
Telephone Expense	25,708	26,337
Travel Expense	268,126	400,254
Utilities	3,160	2,723
Wage	265
Total Expense	2,181,636	2,326,866

For maintaining and operating the expanding business, the Company expensed a total of $ 197,624 commission and consulting fee, and other professional fees. In order to increasing the sales in Europe and North America, the Company expensed $ 53,321 certification fees on the products we sold or exported in the fiscal year ended December 31, 2016. The Company had travel expenses of $ 268,126 and meals/entertainment of $76,592. We started to invest and develop our own brand ice and water dispenser system in 2015, so we spent a lot of R&D funds in 2015. In 2016, most of our jobs were for production and hiring sales personnel rather than R&D expenses.

The Company continued had equipment research and development with 2016 expenses of $ 40,011.

We expect selling, general, and administrative expenses to increase in future periods assuming the trend of increased sales continues.

Income Taxes

We are subject to income taxes in the U.S. and we incurred income tax expense of $ 980,110 and $ 901,615 for the fiscal year ended December 31, 2016 and 2015 respectively. As of December 31, 2016, the Company had income taxes payable of $ 546,667.

Net Income (Loss)

For the reasons set forth above, we had a net income of $1,466,255 and $2,102,022 for fiscal year ended December 31, 2016 and 2015 respectively.

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

Liquidity and Capital Resources

	At December 31,	At December 31,
	2016	2015

Current Ratio	1.48	1.43
Cash	$12,592,938	$8,615,550
Working Capital	$6,908,861	$4,546,538
Total Assets	$18,412,322	$15,296,078
Total Liabilities	$12,379,216	$10,677,204

Total Equity	$6,033,106	$4,618,874

Total Debt/Equity	2.05	2.31

___________

* Current Ratio = Current Assets /Current Liabilities

** Working Capital = Current Assets - Current Liabilities

*** Total Debt / Equity = Total Liabilities / Total Shareholders’ Equity.

The Company’s overall working capital was increased in the year ended December 31, 2016 comparing to year ended December 31, 2015, due to the overall increase of the inventory and cash, the Company’s current ratio was also increased as of December 31, 2016 comparing to December 31, 2015 due to the increase of the inventory and cash.

Currently the Company has a sales agreement with Electrolux, such agreement require the Company to supply the motors, ice makers, and other parts based on Electrolux’s needs. The payment term has changed from the consignment term to FOB china port in July of 2015. Therefore, we don’t have inventory in Electrolux US and only a certain quantity on the transaction process. The other businesses with Electrolux in Europe still are keeping the consignment term. That’s means the sales incurred were for the products withdrew before the 75 days terms, i.e., the products might be considered as sales automatically based on the consignment terms. After the products withdrew by Electrolux, the Company may receive the payment in 7 days with discount through DB Supplier Finance.

The Company entered into a promissory note secured renewal business loan agreement in the principal amount of $ 5,000,000 with East West Bank located in El Monte, CA, reduced from $8,000,000 the prior year as our borrowing needs decreased. The maturity date of the Note has been amended from September 30, 2016 to September 30, 2017. The maximum aggregate amount that may be outstanding under all sub-limits shall be the lesser of $ 5,000,000 or 80% of eligible accounts receivable and 50% of inventory. The loan is secured by all company inventories, account receivable, and other assets of the Company. The remaining terms of the original loan are unchanged.

Interest accrued on amounts advanced shall be due and payable on the 25th day of each month commending with the first month after the date of advance. The outstanding principal balance of this note together with all accrued and unpaid interest and all other amount due hereunder, shall be due and payable on December 31, 2016.

The management will continue to improve our current business on marketing, customer services and general administrative activities effectiveness. The Company will continue efforts at a R&D center at our California location. The primary function of the Company’s Research and Development Center is to identify and research new knowledge about scientific and technological topics in order to develop valuable products, processes and services for our customers. We are currently working on the development of the new products at our Center, including a new condenser motor; a twist flex icemaker; oven circulation fan and wire harnesses for ovens, although those products technical approved from our potential customers, we still are waiting the mass production.

Specifically, the management still believes that within the operating activities, the efforts of collecting accounts receivables and making payments of accounts payables still were the primary factors for the changes of cash flows in 2015 and will continue in later years.

The Company had cash and cash equivalents of $12,592,938 at December 31, 2016 and $ 6,908,861 of working capital and $ 8,615,550 at December 31, 2015 and $4,546,538 of working capital.

The total debt of $12,379,216 for December 31, 2016 included total of $ 8,905,532 for Chuzhou Fu Da, $1,623,624 for Fulu Finance Management Limited, $62,343 for US suppliers, $152,484 for salary and payroll tax payable, and $57,160 for all other account payable, $546,667 income tax liabilities, $31,406 unearned revenue, and $1,000,000 of loan from Bank.

Our independent auditor has indicated that our customer concentration may raise doubt about its ability to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations. However, due to the close relationship between the Company and its supplier, Chuzhou Fu Da, which is closely related and directly managed by shareholder and director Jianfeng Ding. Besides, as of December 31, 2016, the cash and cash equivalent balance was $8,615,550 and account receivable was $6,086,397, the management believes that the revenues will be generated and its cash flows will be maintained to cover its operational costs and the risk of going concern in long term is significantly low.

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

As of December 31, 2016 and 2015

Independent Registered Public Accounting Firm’s Auditor’s Report on the

Consolidated Financial Statements

Board of Directors and Shareholders of Flurida Group, Inc.

We have audited the accompanying consolidated balance sheets of Flurida Group, Inc as of December 31, 2016 and 2015, and the related consolidated statements of operation, shareholders’ equity, and cash flows for year ended December 31, 2016 and 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Flurida Group, Inc. and Subsidiary Companies as of December 31, 2016, and 2015, and the results of its operations and their cash flows for the year ended December 31, 2016 and 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ Enterprise CPAs, Ltd.

Enterprise CPAs, Ltd.

Chicago, IL

April 17, 2017

FLURIDA GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$12,592,938	$8,615,550
Accounts receivable, net	5,394,314	6,086,397
Inventory	300,825	222,195
FX Hedges Investment	-	299,600
Total Current Assets	$18,288,326	$15,223,742

Property, plant and equipment, net	$117,981	$66,072

Other assets:
Security deposit	6,264	6,264
Total Other Assets	$6,264	$6,264

TOTAL ASSETS	$18,412,322	$15,296,078

LIABILITIES & EQUITY
Current liabilities:
Account payable	$10,801,143	$9,326,168
Income taxes payable	546,667	478,813
Unearned revenue	31,406	272,623
Total current liabilities	$11,379,216	$10,077,604

Other Current Liabilities:
Loan from the Bank	$1,000,000	$299,600
Other payable	-	300,000
Total Other Current Liabilities	$1,000,000	$599,600

Total Liabilities	$12,379,216	$10,677,204

Stockholders' Equity:
Common stock, $0.001 par value; 200,000,000 shares authorized; 38,387,227 shares issued and outstanding.	$38,387	$39,291
Paid-in capital	890,777	1,251,313
Retained earnings	5,051,215	3,584,960
Accumulated other comprehensive Income (loss)	52,727	(256,690)

Total stockholders' equity	$6,033,106	$4,618,874

TOTAL LIABILITIES & EQUITY	$18,412,322	$15,296,078

FLURIDA GROUP, INC.
CONSOLIDATED STATEMENT OF OPERATION

	December 31, 2016	December 31, 2015
	Audited	Audited

Revenues:	$38,379,726	$64,575,450
Cost of Goods Sold	$33,773,557	$59,246,093
Gross Profit	$4,606,418	$5,329,357

Operating expenses:
Research and development	40,011	279,769

Selling, general and administrative expenses	2,117,456	2,013,503

Depreciation and amortization expenses	24,169	33,594
Total Operating Expenses	$2,181,636	$2,326,866

Operating Income	$2,424,782	$3,002,491

Investment income, net	$24,921	$10,635
Interest expense, net	3,089	9,489
Income before taxes	$2,446,614	$3,003,637
Income tax expense	980,110	901,615
Net income	$1,466,255	$2,102,022

Net Income per common share-Basics	$0.04	$0.05
Net Income per common share-Diluted	$0.04	$0.05

Other comprehensive Income(Loss), net of tax:
Foreign currency translation adjustments	309,417	(396,505)
Total other comprehensive Income(Loss)	$309,417	$(396,505)
Comprehensive Income (Loss)	$1,775,672	$1,705,517

FLURIDA GROUP, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY

			Additional		Accumulated Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balance, December 31, 2014	39,290,827	$39,291	$1,251,313	$1,482,938	$139,815	$2,913,357

Adjustment for Exchange rate changes					$(396,505)	$(396,505)

Net Income for the year ended December 31, 2015				$2,102,022		$2,102,022
Balance, December 31, 2015	39,290,827	$39,291	$1,251,313	$3,584,960	$(256,690)	$4,618,874

Adjustment for Exchange rate changes					$309,417	$309,417

Cancelled common stock from 25 Shareholders @ 0.40 per share on October 19, 2016	(903,600)	$(904)	$(360,536)			$(361,440)

Net Income for the period ended December 31, 2016				$1,466,255		$1,466,255
Balance, December 31, 2016	38,387,227	38,387	890,777	5,051,215	52,727	6,033,106

FLURIDA GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended
	December 31, 2016	December 31, 2015
	Audited	Audited
Operating Activities:
Net Income	$1,466,255	$2,102,022
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	24,169	33,594
Inventory	(78,630)	7,945,289
Account receivable	692,083	(3,031,127)
Unearned revenue	(241,217)	(30,448)
Decrease in other Payable	(300,000)
Increase/Decrease in income tax payable	67,854	300,815
Increase/Decrease in account payable	1,474,975	(1,929,891)
Net cash provided by operating activities	$3,105,489	$5,390,254

Investing Activities:
Purchase of investment instrument		(299,600)
Purchase Property	(76,078)	(21,347)
Net cash provided by investing activities	$(76,078)	$(320,947)

Financing Activities:
Proceeds from issuance of common stock	-	-
Loan from the Bank	1,000,000	(500,400)
Cancellation of common stock	(361,440)	-
Net cash provided by financing activities	$638,560	$(500,400)

Effect of Exchange Rate on Cash	$309,417	$(396,505)
Net increase (decrease) in cash and cash equivalents	$3,977,388	$4,172,402
Cash and cash equivalents at beginning of the period	$8,615,550	$4,443,148
Cash and cash equivalents at end of the period	$12,592,938	$8,615,550

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

For the fiscal year ended December 31 2016, the Company purchased $ 75,634 Furniture and equipment, and $ 444 Computer and data process equipment.

As of December 31, 2016, the company has furniture, Computer and data processing equipment, and equipment at a purchase cost of $ 271,198, and $ 153,217 of accumulated depreciation expense was recorded.

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

Account Receivable

As of December 31, 2016, the company had a total of $ 5,394,341 account receivable from it major customers, which included $ 322,248 of ChuZhou Fuda, $ 4,708,163 of Electrolux North America, $ 87,544 Electrolux Europe and its other subsidiaries, and $ 281,386 other America corporations.

FLURIDA GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans from Bank

The Company entered into a promissory note secured renewal business loan agreement in the principal amount of $8,000,000 with East West Bank located in El Monte, CA. And the maturity date of the Note is from September 30, 2015 to September 30, 2016. On October 4, 2016, the loan was extended from September 30, 2016 to September 30, 2017. The principal amount of the Note is decreased to $5,000,000. The maximum aggregate amount that may be outstanding under all sub-limits (items 1 through 4) shall be the lesser of $5,000,000 or 80% of eligible accounts receivable less than 90 days from invoice date and 50% of inventory. The loan is secured by all company inventories, account receivable, and other assets of the Company.

Effective August 25, 2015, the interest rate on the Notes is amended and restated as “Variable Interest Rate”. Interest in this Note is computed on a 365/360 basis; that is, by applying the ratio of the interest rate over a year of 360 days, multiplied by the outstanding principal balance, multiplied by the actual number of days the principal balance is outstanding.

The Company may only draw up to:

•	$3,000,000 for issuance of Sight Letters of Credit (LC)

•	$3,000,000 for issuance of Standby Letters of Credit (SBLC)

•	$5,000,000 for Clean Advance of up to maturity of the line

•	$4,000,000 for FX Pre-Settlement Risk allowing customer to purchase forward contracts to hedge against FX current risk.

•	Up to $250,000 for ACH origination services by delivering to Lender a duly executed ACH application on Lender’s standard form, provided, however, the total amount of the ACH processing reserves imposed by Lender in connection with ACH origination services requested by Borrower shall not exceed, and availability under the Loan shall be reduced by, the ACH Sublimit.

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

As of December 31, 2016, the company had a total of $10,801,143 account payable, which was included $8,905,532 for Chu Zhou Fu Da, $1,623,624 for Fulu Finance Management Limited, $62,343 for US suppliers, $ 152,484 for salary and payroll tax payable, and $57,160 for all other account payable.

Income Tax Payable

For the fiscal year ended December 31, 2016 and 2015, the Company incurred income tax expense of $980,110 and $901,615 respectively. As of December 31, 2016, the income taxes payable of the Company was $546,667.

Inventory

The inventory was valued at cost of purchase from suppliers.

On July, 2012, Flurida Group, Inc signed deposit inventory agreements with Electrolux Italia S.p.A., which was effective in January 2013. under the term of the agreements, the supplier, Flurida Group, Inc, agreed to produce, to maintain the transit the customized products per Electrolux’s specification. Electrolux maintain a storage location within Electrolux’s Italia site for consigned inventory. And Flurida Group, Inc is facilitated to use of Electrolux’s storage site located at Treviso, Italy to deposit the products to selling Electrolux; Electrolux will provide labor resources for receipt, stock up, and pulls of consigned products. Flurida Group, Inc., retains title and ownership of products while in transit to Electrolux’s site and while stored in the consigned inventory location. Title and ownership will pass to Electrolux when they withdraw products from the consigned inventory location. Upon withdrawal, Electrolux will pay for it under the 60 days payment term stated in the Frame Agreement. Products residing in the consigned inventory for 30 days with no activity due to non communicated demand change will no longer qualify for consignment, and will be considered as withdrawn product after 30 days. Accordingly, title passage and invoicing shall occur on such product per the term. Effective October, 2016. There was totally no more consignment inventory for Electrolux Italia.

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

Under the term of the agreements, the supplier, Flurida Group, Inc, agreed to produce, to maintain and transit the customized products per Electrolux’s specification. Electrolux has appointed a third party to manage its warehousing (“Distribution Centre”) who will maintain and operate the inventories. Flurida Group, Inc., retains title and ownership of products while in transit and while stored in Distribution Centre. Title and ownership will pass to Electrolux when they withdraw products from the Distribution Centre. Upon withdrawal, Electrolux will pay for it under the 90 days payment term stated in the Purchase Agreement. Effective November, 2016. There was totally no more consignment inventory for Electrolux Australia.

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

As of December 31, 2016, there were 6,720 pieces motor in Electrolux Hungary warehouse. And there were 6,384 pieces icemaker stored in the warehouse,

FLURIDA GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventory (Continued)

Derby Industries LLC, as of consignment inventory for General Electric Company. And there were 8,960 pieces motor shipped out at FOB shipping point Nanjing, China to Electrolux Hungary warehouse; and 4,200 pieces icemakers were shipped out at FOB shipping point Nanjing, China to Derby Industries LLC. Those purchases haven’t considered as a sale or a consignment inventory at the period ended December 31, 2016. However, it’s the in transit inventories of Flurida Group, Inc.

Moreover, Flurida Appliance had total of 140 pieces ice water dispenser in Carson center and 97 pieces ice water dispenser El Paso warehouse.

As a result, as of December 31, 2016, the Company had total inventory at a value $300,825.

Revenues Recognition

Revenues include sales of appliance parts in North America, Australia, South America, Europe, and Asia.

Revenues are recognized from product sales upon shipment, which is the point in time when risk of loss is transferred to the customer, net of estimated returns and allowances.

For the fiscal year ended December 31, 2016, the Company had total net revenue of $38,379,726.

For the period January 1 to December 31, 2016, the Company sold icemakers, high efficiency motor, module assembly, wire harness, motors, thermostats, ice and water dispenser, vegetable dryer, and other related refrigerator appliance to North America, which included Electrolux North America, General Electric Company, Exact Replacement Parts, HKF Industries Inc, and others America corporation, for total sales of $35,558,147. The icemakers, assembly, motors, wire harness, vegetable dryer, ice and water dispenser, and related parts were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd; all the icemakers, motors, assembly, wire harness, vegetable dryer, ice and water dispenser, and related parts were shipped out at FOB shipping point Nanjing, China.

FLURIDA GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenues Recognition (Continued)

For the fiscal year ended December 31, 2016, the Company sold components and appliance parts to Electrolux –Australia for $207,084. The components were manufactured and supplied by Chu Zhou Fu Da Mechanical and Electronics; all the icemakers and components were shipped out at FOB shipping point Nanjing, China.

The Company sold Motors and other parts to South America, Which included Electrolux – Do Brasil and CTI S.A , for total of $494,933. The motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

For the period January 1 to December 31, 2016, the Company sold motors, DAC Boxes, Deflector, and related refrigerator appliance to Europe, which included Electrolux Hungry, Electrolux Italy, and Gotene Plast AB, for total sales of $351,389. The DAC Boxes, Deflector, Motors, and other related parts were manufactured and supplied by Chu Zhou Fuda; all the DAC Boxes magnets, and motors were shipped out at FOB shipping point Nanjing, China.

The Company also sold icemakers and related parts to Asia for $212,572. The icemakers and parts were manufactured and supplied by Chu Zhou Fuda; all the icemakers were shipped out at FOB shipping point Nanjing, China.

For the period of January 1 to December 31, 2016, the Company sold thermostats and other related key parts for icemakers and motors, and sold dampers to ChuZhouFuDa. Flurida Group purchased some of the parts from Wako Electronics, Inc., an US Company located at Louisville, KY 40299. Flurida Group also purchased dampers from ITW Motion, an US company located in Illinois, and then sold to ChuZhouFuDa. Flurida Group, Inc. adds averaged 5% - 10% margin based on the cost of purchase, then sold to them, so, $1,607,485 were sold and invoiced to ChuZhouFuDa for the fiscal year ended December 31, 2016.

In summary, for the period of January 1 to December 31, 2016, the Company incurred the total gross sales of $38,431,610. And the Company had sales return and allowance and sales discount of $51,884, so, a total of $38,379,726 net sales were recorded. The cost of goods sold is discussed in details in Note C, Related Party Transactions.

FLURIDA GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income

The company’s comprehensive income is comprised of net income, unrealized gains and losses on marketable securities classified foreign currency translation adjustments, and unrealized gains and losses on derivative financial instruments related to foreign currency hedging. Due to the significant rate changed in Euro currency hedging, the Company incurred a foreign currency translation income of $ 309,417 for the fiscal year ended December 31, 2016.

Operating Expense

Operating Expenses includes research and development expense, all selling, general and administrative expenses, and depreciation expenses for Flurida Group Inc. For the fiscal year ended December 31, 2016 and 2015, the Company had total operating expenses of $2,181,636 and $2,326,866 respectively, which include the research and development expense of $40,011 and $279,769, and depreciation expenses of $24,169 and $33,594, and selling, general and administrative expense of $ 2,117,456 and $2,013,503. Detail was showed on Exhibit A.

Professional Fee

Professional fees are consist of accounting and auditing fee, legal fee, commission and consulting expenses, SEC filing fee, and other professional expenses. The total professional fees were $197,624 and $196,437 for the fiscal year ended December 31, 2016 and 2015 respectively.

Research and Development Expense

The primary function of the research and development center at Flurida Group Inc. is to discover and create new knowledge about scientific and technological topics in order to develop valuable products, processes and services for our customers. The company has continually developed the new product such as compact electronic icemaker; high capacity Icemaker; synchronous motor and print circuit board assembly for motor. Also we continually develop our brand finished product called counter top ice water dispenser.

The Company had total research and development expense of $40,011 and $279,769 for fiscal year ended December 31, 2016 and 2015 respectively.

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

The total payroll expenses were $989,647 and $728,071 for the fiscal year ended December 31, 2016 and 2015 respectively.

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

FLURIDA GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – RELATED PARTY TRANSACTIONS

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of December 31, 2016, total 29,162,760 shares were issued to officers and directors. Please see the table below for details:

Name	Total Shares	Total Amount	Percentage
Fenglan Li	165,000	15,750	0.43%
Ying Zhong	2,000,000	200,000	5.21%
Jianfeng Ding & Yaru Huang	26,997,760	323,998	70.33%
Total	29,162,760	$539,748	75.97%

_________________

•	Based on total outstanding issued shares as of December 31, 2016: 38,387,227.

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

FLURIDA GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – RELATED PARTY TRANSACTIONS (Continued)

Cost of Goods Sold(Continued)

At the period ended December 31, 2015, the Company had ending inventory $222,195 that was majority purchased from ChuZhou FuDa.

The Company purchased Icemakers, motors, high efficiency motor, wire harness, dac boxes, deflectors, icemaker dispenser, ice and water dispenser, and other related appliance parts from ChuZhou FuDa, at total cost of $28,447,981 for the fiscal year ended December 31, 2016.

To manufacture the related refrigerator appliance parts, Chu Zhou Fu Da needs key parts made in USA, which were purchased through Flurida Group, Inc. in USA. The costs of purchasing the parts were $1,436,165 in the period of January 1 to December 31, 2016.

The Company purchase module assembly and vegetable dryer from Fulu industries (HK), Ltd at a cost of $3,888,802 for the fiscal year ended December 31, 2016.

For the fiscal year ended December 31, 2016, the Company had total purchase of $33,772,948.

At the year ended December 31, 2016, the company had total ending inventory at a value $300,825.

For the period of January 1 to December 31, 2016, the company had freight and warehouse cost of $77,827, purchase related expense of 11,178, and $9,767 purchase return and discount.

Therefore, in the fiscal year ended December 31, 2016, the Company incurred a total cost of goods sold of $33,773,557.

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

On October 19, 2016, the Company bought back 903,600 shares from 25 shareholders at $0.40, for a value of $361,440; the shares were cancelled as of December 31, 2016.

Therefore, as of December 31, 2016 total shares issued and outstanding are 38,387,227.

FLURIDA GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E– GOING CONCERN

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

However, in the fiscal year ended December 31, 2016, the Company generated significant sales revenue of $38,379,726. Electrolux and its subsidiaries are operated independently in various countries, the management assess that it is unlikely if Electrolux and its subsidiary discontinue the purchase in near future due to the Company secured a purchase order in next three years with Electrolux and its subsidiaries. In addition, the going concern may be mitigated due to the close relationship between the Company and it’s suppliers. The Company’s purchase is primarily from supplier, Chuzhou Fuda Mechanical & Electronics Co., Ltd (“ChuZhouFuDa”), which is closely related and directly managed by shareholder and director Jianfeng Ding. Besides, as of December 31, 2016, the cash and cash equivalent balance was $12,592,938, the management believes that the revenues will be generated and its cash flows will be maintained to cover its operational costs and the risk of going concern is significantly low.

Exhibit A

	December 31, 2016	December 31, 2015
Administration Expense	8,380	7,762
Automobile Expense	8,643	5,143
Bad Debt Expense	-	320
Bank Service Charges	261,575	268,852
Business Operation Tax	523
Certification	53,321	93,131
Computer and Internet Expenses	4,563	14,456
Depreciation expense	24,169	33,594
Business Registration and Permits	532	1,080
Fuel charge	17,479	10,272
Gift and promotion	19,147	15,918
Industry Show	30,614	16,659
Insurance Expense	3,815	1,052
Meals and Entertainment	76,592	76,019
Office Supplies	26,790	7,386
Parking fee	1,590	573
Payroll Expense	989,647	728,071
Penalty and Fine Expenses	-	517
Postage & Shipping	14,098	19,114
Professional Fees	197,624	196,437
Rent Expense	70,929	69,672
Repair & Maintenance	18,878	4,915
Research & Development Expense	40,011	279,769
Service Cost	15,457	46,844
Telephone Expense	25,708	26,337
Travel Expense	268,126	400,254
Utilities	3,160	2,723
Wage	265
Total Expense	2,181,636	2,326,866

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosures

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2016. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2016, the Company’s disclosure controls and procedures were not effective. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after December 31, 2016.

Management’s Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, due to our financial situation, we will be implementing further internal controls as we become operative so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on its evaluation as of December 31, 2016, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2016. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the year ended December 31, 2016, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Directors and Officers

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. Our directors and executive officers are as follows:

Name	Age	Position
Jianfeng Ding	61	Chairman of the Board, President, and CEO
Yaru Huang	49	Chief Financial Officer and Chief Accounting Officer
Ying Zhong	45	Chief Representative, Director

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

Ying Zhong. joined us as director and Vice President in Oct/2007. From Jan/2004 to Sep/2007, she was Vice President, New Business Development of Flurida Industries (Hong Kong) Ltd., which manufactures and distributes household appliance components. From Feb/2003 to Dec/2003, she was Manager, Chicago Office of Flurida Industries (Hong Kong) Ltd., which manufactures and distributes household appliance components. From Sep/1995 to Aug/2001, she was Operational Assistant Manager of Young’s Engineering Shanghai Office, which provides Mechanical and Electrical Engineering service to construction industry. In Sep/2001, she received a Master Degree of Business Administration from University of Illinois at Chicago. In July/1993, she received a Bachelor Degree of Law from Hua Qiao University. As a member of the board, Ms. Zhong contributes significant industry-specific experience and expertise on our products and services.

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

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Principal Executive Officer, our two most highly compensated executive officers other than our PEO who occupied such position at the end of our latest fiscal year and up to two additional executive officers who would have been included in the table below except for the fact that they were not executive officers at the end of our latest fiscal year, by us, or by any third party where the purpose of a transaction was to furnish compensation, for all services rendered in all capacities to us or our subsidiary for the latest two fiscal years ended December 31, 2016, and December 31, 2015

Executive Compensation

Name	Title	Year	Salary	Bonus	Stock awards	Option awards	Non equity incentive plan compensation	Non qualified deferred compensation and all other compensation	Total compensation

Jianfeng Ding	Chairman CEO	2015	350,000	-	-	-	-	-	350,000
		2016	350,000						350,000

Yaru Huang	CFO	2015	86,520						86,250
		2016	86,520						86,520

Ying Zhong	Vice President	2015	86,520						86,250
		2016	86,520						86,520

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

Employment period is three years from December 2006 to December 2009. Annual salary will be $150,000 starting to pay at January, 2009. The salaries accrued from December 2006 and December 2008 will be waived by Jianfeng Ding. Accordingly, there is no salary payment for Jianfeng Ding in 2006, 2007, and 2008, respectively. The employment was renewed in January 2010 for another three years with annual salary of $200,000 in 2010 and 2011, 2012. Also employment was renewed in January 2014 for another three years with annual salary of $350,000 in 2015 and $350,000 in 2016. We have agreed to increase this amount to $400,000 for the year 2017.

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

Employment period was three years from December 2006 to December 2009. Annual salary will be $60,000 starting to pay at January, 2009. The employment was renewed in January 2010 for another three years with annual salary of $70,000 in 2010, $80,000 in 2011 and 2012. Also the employment was renewed in January 2014 for another three years with annual salary of $86,520 in 2015 and in 2016. We have agreed to increase this amount to $90,000 for the year 2017.

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

Employment period was three years from October 2007 to October 2009. Annual salary will be $60,000 starting to pay at April 2009. The salaries accrued from October 2007 to December 2008 will be waived by Ying Zhong. Accordingly, there is no salary payment for Ying Zhong in 2007, and 2008, respectively. The employment was renewed in January 2010 for another three years with annual salary of $70,000 in 2010 and $80,000 in 2011, and 2012. Also the employment was renewed in January 2014 for another three years with annual salary $86,520 in 2015 and 2016. We have agreed to increase this amount to $90,000 for the year 2017.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END December 31, 2016

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

No option awards, unexercised options, unvested stock awards or equity incentive plan awards were granted to our named executive officers during fiscal year ended at December 31, 2016.

Director Compensation

The following table summarizes the compensation paid to Flurida Group’ directors for the fiscal year ended December 31, 2016:

Name	Fees Earned or Paid in Cash	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Jianfeng Ding	80,000	0	0	0	0	80,000
Yaru Huang	0	0	0	0	0	0
Ying Zhong	0	0	0	0	0	0

See Executive Compensation table above for additional amounts in the form of salaries paid to these Directors for their role as officers.

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

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown. The business address of the shareholders is 11220 Rojas, Suite C-3, El Paso TX 79935

Name	Number of Shares of Common stock	Percentage

Jianfeng Ding [1]	13,498,880	35.17%
Yaru Huang [1]	13,498,880	35.17%
Ying Zhong	2,000,000	5.21%
All executive officers and directors as a group [3 persons]	29,277,760	75.54%

_________

[1] Owned 13,498,880 shares in the name of Jianfeng Ding and 13,498,880 shares in the name of Yaru Huang, husband and wife.

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 38,387,227 shares of common stock outstanding as of December 31, 2016.

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

At the period ended December 31, 2015, the Company had ending inventory $222,195 that was majority purchased from ChuZhou FuDa.

The Company purchased Icemakers, motors, high efficiency motor, wire harness, dac boxes, deflectors, icemaker dispenser, ice and water dispenser, and other related appliance parts from ChuZhou FuDa, at total cost of $28,447,981 for the fiscal year ended December 31, 2016.

To manufacture the related refrigerator appliance parts, Chu Zhou Fu Da needs key parts made in USA, which were purchased through Flurida Group, Inc. in USA. The costs of purchasing the parts were $1,436,165 in the period of January 1 to December 31, 2016.

The Company purchase module assembly and vegetable dryer from Fulu industries (HK), Ltd at a cost of $3,888,802 for the fiscal year ended December 31, 2016.

For the fiscal year ended December 31, 2016, the Company had total purchase of $33,772,948.

At the year ended December 31, 2016, the company had total ending inventory at a value $300,825.

For the period of January 1 to December 31, 2016, the company had freight and warehouse cost of $77,827, purchase related expense of 11,178, and $9,767 purchase return and discount.

Therefore, in the fiscal year ended December 31, 2016, the Company incurred a total cost of goods sold of $33,773,557.

Director Independence

Our board of directors has determined that we do not have a board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Item 14. Principal Accountant Fees and Services

Enterprise CPA was our independent auditors for the fiscal years ended December 31, 2016 and 2015.

The following table shows the fees paid or accrued by us for the audit and other services provided by our auditor for fiscal 2015 and 2016.

	2016	2015

Audit Fees	$40,605	$37,650
Audit-Related Fees
Tax Fees
All Other Fees
Total	$40,605	$37,650

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

Item 15. Exhibits

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1*	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

32.2*	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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

Flurida Group, Inc.,

a Nevada corporation

Title	Name	Date	Signature

Principal Executive Officer	Jianfeng Ding	April 17, 2017	/s/ Jianfeng Ding

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	NAME	TITLE	DATE

/s/ Jianfeng Ding	Jianfeng Ding	Principal Executive Officer and Director	April 17, 2017

/s/ Yaru Hang	Yaru Hang	Principal Financial Officer and Principal Accounting Officer	April 17, 2017

/s/ Ying Zhong	Ying Zhong	Director	April 17, 2017

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1*	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

32.2*	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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

