Form 10-Q
period 2017-03-31
FLURIDA GROUP INC
filed 2017-12-14
CIK 1430960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Issuer’s telephone number: (800) 433-9938

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

As of March 31, 2017 there were 38,387,227 shares issued and outstanding of the registrant’s common stock.

2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

FLURIDA GROUP, INC.

Financial Statements

(Unaudited)

As of March 31, 2017 and 2016

F-1

FLURIDA GROUP, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31	December 31
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$11,971,007	$12,592,938
Accounts receivable, net	3,847,876	5,394,314
Inventory	309,611	300,825
Total Current Assets	16,128,494	18,288,077

Property, plant and equipment, net	118,910	117,981

Other assets:
Security deposit	6,264	6,264
Total Other Assets	6,264	6,264

TOTAL ASSETS	$16,253,668	$18,412,322

LIABILITIES & EQUITY
Current liabilities:
Account payable	$9,152,813	$10,801,143
Income taxes payable	716,476	546,667
Unearned revenue	50,796	31,406
Total current liabilities	9,920,085	11,379,216

Other Current Liabilities:
Loan from the Bank	-	1,000,000
Other payable	-
Total Other Current Liabilities	-	1,000,000

Total Liabilities	$9,920,085	$12,379,216

Stockholders’ Equity:
Common stock, $0.001 par value; 200,000,000 shares authorized; 38,387,227 shares issued and outstanding.	$38,387	$38,387
Additional paid-in capital	890,777	890,777
Retained earnings	5,221,732	5,051,215
Accumulated other comprehensive Income (loss)	182,687	52,727

Total stockholders’ equity	$6,333,583	$6,033,106

TOTAL LIABILITIES & EQUITY	$16,253,668	$18,412,322

See accompanying notes to consolidated financial statements.

FLURIDA GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31, 2017	March 31, 2016
	Unaudited	Unaudited
Revenues:	$10,215,496	$9,405,730
Cost of Goods Sold	9,185,157	8,384,777
Gross Profit	1,104,339	1,020,953
Operating expenses:
Research and development	883	1,232

Selling, general and administrative expenses	678,331	550,989

Depreciation and amortization expenses	7,388	9,025
Total Operating Expenses	686,602	561,246

Operating Income	343,737	459,707

Investment income, net	4,416	5,259
Interest expense, net
Income before taxes	348,153	464,966
Income tax expense	177,636	161,423
Net income	$170,517	$303,543

Net Income per common share-Basic	$0.01	$0.01
Net Income per common share-Diluted	$0.01	$0.01

Other comprehensive Income (Loss), net of tax:
Foreign currency translation adjustments	129,960	(5,845)
Total other comprehensive Income (Loss)	$129,960	$(5,845)
Comprehensive Income (Loss)	$300,477	$297,698

See accompanying notes to consolidated financial statements.

FLURIDA GROUP, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
FOR THE PERIOD ENDED MARCH 31, 2017
(UNAUDITED)

			Additional		Accumulated Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, December 31, 2014	39,290,827	$39,291	$1,251,313	$1,482,938	$139,815	$2,913,357

Adjustment for Exchange rate changes					(396,505)	(396,505)

Net Income for the year ended December 31, 2015				2,102,022		2,102,022
Balance, December 31, 2015	39,290,827	39,291	1,251,313	3,584,960	(256,690)	4,618,874

Adjustment for Exchange rate changes					309,417	309,417

Cancelled common stock from 25 Shareholders @ 0.40 per share on October 19, 2016	(903,600)	(904)	(360,536)			(361,440)

Net Income for the period ended December 31, 2016				1,466,255		1,466,255
Balance, December 31, 2016	38,387,227	38,387	890,777	5,051,215	52,727	6,033,106

Adjustment for Exchange rate changes					129,960	129,960

Net Income for the period ended March 31, 2017				170,517		170,517
Balance, March 31, 2017	38,387,227	$38,387	$890,777	$5,221,732	$182,687	$6,333,583

See accompanying notes to consolidated financial statements.

FLURIDA GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31, 2017	March 31, 2016
	Unaudited	Unaudited
Operating Activities:
Net Income	$170,517	$303,543
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation expense	7,388	9,025
Changes in operating assets and liabilities
Increase in inventory	(8,786)	(152,670)
Decrease in account receivable	1,546,438	1,317,500
Increase (decrease) in unearned revenue	19,390	(77,648)
Increase (decrease) in income tax payable	169,809	(188,577)
Increase (decrease) in account payable	(1,648,330)	4,283,965
Net cash provided by operating activities	256,426	5,495,138
Investing Activities:
Investment instrument	-	299,600
Purchase of property	(8,317)	(20,266)
Net cash provided by (used in) investing activities	(8,317)	279,334
Financing Activities:
Proceeds from issuance of common stock	-	-
Repayment of Loan from the Bank	(1,000,000)	(299,600)
Net cash used in financing activities	(1,000,000)	(299,600)

Effect of Exchange Rate on Cash	129,960	(5,845)
Net increase (decrease) in cash and cash equivalents	(621,931)	5,469,027
Cash and cash equivalents at beginning of the period	12,592,938	8,615,550
Cash and cash equivalents at end of the period	$11,971,007	$14,084,577

Suppemental Cash Flow Dislcosures:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$350,000

See accompanying notes to consolidated financial statements.

FLURIDA GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

NOTE B – SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Consolidated Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) and applicable rules and regulations of the Securities and Exchange Commission (the SEC) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2016.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year 2018 or any future period.

FLURIDA GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

FLURIDA GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

For the fiscal quarter ended March 31 2017, the Company purchased $ 8,317 Furniture and equipment.

As of March 31, 2017, the company has furniture, Computer and data processing equipment, and equipment at a purchase cost of $ 279,515, and $ 160,605 of accumulated depreciation expense was recorded.

Concentration of credit risk

The Company maintains its cash in bank accounts which, at times, may exceed the federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

Basic and Diluted Net Loss Per Common Share

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

FLURIDA GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Security Deposit

The Company started having an office in California State from September 2010, which is located at 24412 S Main ST, STE 105, Carson CA 90745. Flurida Group USA Inc made $ 6,264 security deposit for leasing the property.

Account Receivable

As of March 31, 2017, the company had a total of $ 3,847,876 account receivable from it major customers, which included $ 362,876 of ChuZhou Fuda, $ 3,020,116 of Electrolux North America, $ 255,979 Electrolux Europe and its other subsidiaries, and $ 208,935 other America corporations.

Loans from Bank

The Company maintains a promissory note secured renewal business loan agreement in the principal amount of $ 5,000,000 with East West Bank located in El Monte, CA, which is renewable annually and was due to mature September 30, 2017. On October 5, 2017, the loan was extended from September 30, 2017 to September 30, 2018.

The maximum aggregate amount that was to be outstanding under all sub-limits (items 1 through 4) shall be the lesser of $ 5,000,000 or 80% of eligible accounts receivable less than 90 days from invoice date and 50% of inventory. The loan was secured by all company inventories, account receivable, and other assets of the Company.

Effective August 25, 2015, the interest rate on the Notes was amended and restated as “Variable Interest Rate”. Interest in this Note was computed on a 365/360 basis; that is, by applying the ratio of the interest rate over a year of 360 days, multiplied by the outstanding principal balance, multiplied by the actual number of days the principal balance is outstanding.

FLURIDA GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans from Bank (Continued)

The Company was only to draw up to:

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

The note was allowed to issue letter of credit up to 120 days past loan maturity.

Interest accrued on amounts advanced shall be due and payable on the 25th day of each month commending with the first month after the date of advance. The outstanding principal balance of this note together with all accrued and unpaid interest and all other amount due hereunder, was due and payable on March 31, 2017. On January 5, 2017, the remaining $ 1,000,000 outstanding on the loan was repaid in full.

Account Payable

The Company incurred accounts payable including professional fees, purchases, payroll and payroll tax liability, and other service fee payables.

As of March 31, 2017, the company had a total of $ 9,152,813 account payable, which was included $ 7,413,294 for Chu Zhou Fu Da, $ 1,491,855 for Fulu Finance Management Limited, $ 152,763 for US suppliers, $ 36,068 for salary and payroll tax payable, and $ 58,833 for all other account payable.

FLURIDA GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Tax Payable

For the fiscal quarter ended March 31, 2017 and 2016, the Company incurred income tax expense of $ 177,636 and $ 161,423 respectively. As of March 31, 2017, the income taxes payable of the Company was $ 716,476.

Inventory

The inventory was valued at cost of purchase from suppliers.

On July, 2012, Flurida Group, Inc signed deposit inventory agreements with Electrolux Italia S.p.A., which was effective in January 2013. Under the term of the agreements, the supplier, Flurida Group, Inc, agreed to produce, to maintain the transit the customized products per Electrolux’s specification. Electrolux maintains a storage location within Electrolux’s Italia site for consigned inventory. Flurida Group, Inc is facilitated to use of Electrolux’s storage site located at Treviso, Italy to deposit the products to selling Electrolux; Electrolux will provide labor resources for receipt, stock up, and pulls of consigned products. Flurida Group, Inc. retains title and ownership of products while in transit to Electrolux’s site and while stored in the consigned inventory location. Title and ownership will pass to Electrolux when they withdraw products from the consigned inventory location. Upon withdrawal, Electrolux will pay for it under the 60 days payment term stated in the Frame Agreement. Products residing in the consigned inventory for 30 days with no activity due to non communicated demand change will no longer qualify for consignment, and will be considered as withdrawn product after 30 days. Accordingly, title passage and invoicing shall occur on such product per the term. Effective October, 2016. There was no more consignment inventory for Electrolux Italia.

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

FLURIDA GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Under the term of the agreements, the supplier, Flurida Group, Inc, agreed to produce, to maintain and transit the customized products per Electrolux’s specification. Electrolux has appointed a third party to manage its warehousing (“Distribution Centre”) who will maintain and operate the inventories. Flurida Group, Inc., retains title and ownership of products while in transit and while stored in Distribution Centre. Title and ownership will pass to Electrolux when they withdraw products from the Distribution Centre. Upon withdrawal, Electrolux will pay for it under the 90 days payment term stated in the Purchase Agreement. Effective November, 2016, there was no more consignment inventory for Electrolux Australia.

Starting January 2016, the Company uses Derby Industries LLC to store the consignment inventory for General Electric Company (GE). Derby Industries LLC, doing business as Derby Supply Chain Solutions, located in Building 6 at General Electric Company Appliance Park in KY, USA. Flurida Group is paid for the warehousing service of the storage of the products. Derby charges the Company monthly for the use of the square footage; meanwhile, provide inbound receipt of goods with proper documentation, on pallets, in containers or boxes; receipt and execution of daily outbound orders to GE; daily transaction and inventory status information available on Derby industries, LLC website.

As of March 31, 2017, there were 13,440 pieces motor in Electrolux Hungary warehouse. There were also 10,928 pieces icemaker, and 35,560 pieces motors stored in the warehouse, Derby Industries LLC, as of consignment inventory.

Moreover, Flurida Appliance had total of 39 pieces ice water dispenser in Carson center and 97 pieces ice water dispenser El Paso warehouse.

As a result, as of March 31, 2017, the Company had total inventory at a value $ 309,611.

FLURIDA GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

Revenues include sales of appliance parts in North America, Australia, South America, Europe, and Asia.

Revenues are recognized from product sales upon shipment, which is the point in time when risk of loss is transferred to the customer, net of estimated returns and allowances.

For the fiscal quarter ended March 31, 2017, the Company had total net revenue of $ 10,215,496.

For the period January 1 to March 31, 2017, the Company sold icemakers, high efficiency motor, module assembly, wire harness, motors, thermostats, ice and water dispenser, vegetable dryer, and other related refrigerator appliance to North America, which included Electrolux North America, General Electric Company, Exact Replacement Parts, and others America corporation, for total sales of $ 9,451,237. The icemakers, assembly, motors, wire harness, vegetable dryer, ice and water dispenser, and related parts were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd; all the icemakers, motors, assembly, wire harness, vegetable dryer, ice and water dispenser, and related parts were shipped out at FOB shipping point Nanjing, China.

The Company sold Motors and other parts to South America, which included Electrolux – Do Brasil and CTI S.A , for total of $ 145,226. The motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

For the period January 1 to March 31, 2017, the Company sold motors, DAC Boxes, Deflector, and related refrigerator appliance to Europe, which included Electrolux Hungry and Electrolux Italy, for total sales of $49,014. The DAC Boxes, Deflector, Motors, and other related parts were manufactured and supplied by Chu Zhou Fuda; all the DAC Boxes magnets, and motors were shipped out at FOB shipping point Nanjing, China.

The Company also sold icemakers and related parts to Asia for $ 159,151. The icemakers and parts were manufactured and supplied by Chu Zhou Fuda; all the icemakers were shipped out at FOB shipping point Nanjing, China.

FLURIDA GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (Continued)

For the period of January 1 to March 31, 2017, the Company sold thermostats and other related key parts for icemakers and motors, and sold dampers to ChuZhouFuDa. Flurida Group purchased some of the parts from Wako Electronics, Inc., an US Company located at Louisville, KY 40299. Flurida Group also purchased dampers from ITW Motion, an US company located in Illinois, and then sold to ChuZhouFuDa. Flurida Group, Inc. adds averaged 5% - 10% margin based on the cost of purchase, then sold to them, so, $ 430,800 were sold and invoiced to ChuZhouFuDa for the fiscal quarter ended March 31, 2017.

In summary, for the period of January 1 to March 31, 2017, the Company recognized total gross sales of $ 10,235,429, had sales return and allowance and sales discount of $ 19,933, so a total of $ 10,215,496 in net sales were recorded. The cost of goods sold is discussed in details in Note C, Related Party Transactions.

Comprehensive Income

The company’s comprehensive income is comprised of net income, unrealized gains and losses on marketable securities classified foreign currency translation adjustments, and unrealized gains and losses on derivative financial instruments related to foreign currency hedging. Due to the floating of the foreign currency hedging, the Company incurred a foreign currency translation income of $ 129,960 for the fiscal quarter ended March 31, 2017.

Operating Expenses

Operating Expenses includes research and development expense, all selling, general and administrative expenses, and depreciation expense for Flurida Group Inc. For the fiscal quarter ended March 31, 2017 and 2016, the Company had total operating expenses of $ 686,602 and $ 561,246 respectively, which include the research and development expense of $ 883 and $ 1,232, and depreciation expense of $ 7,388 and $ 9,025, and selling, general and administrative expenses of $ 678,331 and $ 550,989. Detail was showed on Exhibit A.

FLURIDA GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Professional Fees

Professional fees consist of accounting and auditing fee, legal fee, commission and consulting expenses, SEC filing fee, and other professional expenses. The total professional fees were $ 52,265 and $ 33,649 for the fiscal quarter ended March 31, 2017 and 2016 respectively.

Payroll Expenses

Starting from January 2017, Flurida Group stayed the salaries amount of officers Jianfeng Ding, Yaru Huang, and Ying Zhong for $450,000, $90,000, $ 90,000.

The Social Security tax and Medicare tax were paid by both employer and employees in USA; employees also withheld portion of Federal and State tax calculate by each individual’s status. All of the tax was submitted to Internal Revenue Service and local government at a semiweekly basis.

The total payroll expenses were $ 245,362 and $ 260,211 for the fiscal quarter ended March 31, 2017 and 2016 respectively.

Research and Development Expenses

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

The Company had total research and development expense of $ 883 and $ 1,232 for fiscal quarter ended March 31, 2017 and 2016 respectively.

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

FLURIDA GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued revised guidance on the recognition of revenue from contracts with customers. The guidance is designed to create greater comparability for financial statement users across industries and jurisdictions. The guidance also requires enhanced disclosures. The guidance was originally effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. In July 2015, the FASB decided to delay the effective date of the new revenue guidance by one year to fiscal years, and interim periods within those years, beginning after December 15, 2017. Entities will be permitted to adopt the new revenue standard early, but not before the original effective date. The guidance permits the use of either a full retrospective or modified retrospective transition method. We are continuing to evaluate the impact that the new guidance will have on our consolidated financial statements, as well as which transition method we will use. We will adopt the new guidance in 2018.

In February 2016, the FASB issued guidance that amends accounting for leases. Under the new guidance, a lessee will recognize assets and liabilities for most leases but will recognize expenses similar to current lease accounting. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The new guidance must be adopted using a modified retrospective transition, and provides for certain practical expedients. We are currently evaluating the impact that the new guidance will have on our consolidated financial statements.

Management does not anticipate that the adoption of these standards will have a material impact on the financial statements.

FLURIDA GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE C – RELATED PARTY TRANSACTIONS

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of March 31, 2017, total 29,162,760 shares were issued to officers and directors. Please see the table below for details:

Name	Total Shares	Total Amount	Percentage
Fenglan Li	165,000	15,750	0.43%
Ying Zhong	2,000,000	200,000	5.21%
Jianfeng Ding & Yaru Huang	26,997,760	323,998	70.33%
Total	29,162,760	$539,748	75.97%

•	Based on total outstanding issued shares as of March 31, 2017: 38,387,227.

Cost of Goods Sold

The Company’s purchases are primarily from the supplier Chuzhou Fuda Mechanical & Electronics Co., Ltd (“ChuZhouFuDa”), which is related and managed by director Jianfeng Ding.

ChuZhouFuda is an appliance components and sub-assemblies manufacturer established on March 18, 2008. Chuzhou Fuda is located in Chuzhou City, Anhui Province, China. The plant space is around 600,000 sqt with 62 molding machine up to 800 metric ton and 20 assembly lines for appliance components and assemblies. Chuzhou Fuda, as a Chinese local manufacturer, will record their manufacturing costs and inventories based on the Chinese accounting regulations rulings. But, when Flurida Group, Inc. purchases the parts from Chuzhou Fuda, Flurida Group will record the actual costs paid to Chuzhou Fuda as the costs for inventory of Flurida Group, Inc. There is no any relationship for Chuzhou Fuda’s manufacturing historic costs with Flurida Group’s inventory value.

FLURIDA GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE C – RELATED PARTY TRANSACTIONS (Continued)

Cost of Goods Sold (Continued)

Specifically, Flurida’s inventory value is equal to the purchase price or actual cost parts of the parts purchased from Chuzhou Fuda, and the purchase price of the will be fair market price. Flurida Group, Inc. will adopt the first-in and first-out inventory system according to generally accepted accounting principles in USA.

At the period ended December 31, 2016, the Company had ending inventory $300,825 that was majority purchased from ChuZhou FuDa.

The Company purchased Icemakers, motors, high efficiency motor, wire harness, dac boxes, deflectors, icemaker dispenser, ice and water dispenser, and other related appliance parts from ChuZhou FuDa, at total cost of $ 7,580,221 for the fiscal quarter ended March 31, 2017.

To manufacture the related refrigerator appliance parts, Chu Zhou Fu Da needs key parts made in USA, which were purchased through Flurida Group, Inc. in USA. The costs of purchasing the parts were $ 374,334 in the period of January 1 to March 31, 2017.

The Company purchase module assembly and vegetable dryer from Fulu industries (HK), Ltd at a cost of $ 986,663 for the fiscal quarter ended March 31, 2017.

For the fiscal quarter ended March 31, 2017, the Company had total purchases of $ 8,941,218.

At the quarter ended March 31, 2017, the company had total ending inventory at a value $ 309,611.

For the period of January 1 to March 31, 2017, the company had freight and warehouse cost of $ 21,075, and tooling expenses of $ 231,650.

Therefore, in the fiscal quarter ended March 31, 2017, the Company incurred a total cost of goods sold of $ 9,185,157.

FLURIDA GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

On October 19, 2016, the Company bought back 903,600 shares from 25 shareholders at $ 0.40, for a value of $361,440; the shares were cancelled as of December 31, 2016.

There were no new shares issued during the period of January to March 2017.

Therefore, as of March 31, 2017 total shares issued and outstanding are 38,387,227.

FLURIDA GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E –GOING CONCERN

The Company’s significant customers are Electrolux and its subsidiaries located in various countries. Because of the concentration of the customers and Company’s heavily reliance on the Electrolux and its subsidiaries, the Company’s customer concentration may raise doubt about its ability to continue as a going concern for one year from the issuance of these financial statements. The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations.

Exhibit A

	Three Months Ended	Three Month Ended
	March 31, 2017	March 31, 2016
Operating expenses
Administration Expense	538	2,531
Automobile Expense	1,364	3,606
Bank Service Charges	95,812	59,348
Business Registration & Permits	1,329	-
Certification	9,287	4,668
Computer and Internet Expenses	-	4,398
Depreciation Expenses	7,388	9,025
Fuel charge	4,654	2,188
Gift and Promotion	26,831	2,403
Industry Show	-	24,957
Insurance Expense	59,633	2,721
Meals and Entertainment	17,093	26,971
Office Supplies	7,281	11,502
Parking Fee	192	240
Payroll Expenses	245,362	260,211
Penalty and Fine Expense	1,169	-
Postage and Shipping	1,234	2,237
Professional Fees	52,265	33,649
Rent Expense	29,259	22,539
Repair and Maintenance	-	6,012
Research and Development Expense	883	1,232
Service Cost	6,029	400
Telephone Expense	4,953	8,435
Travel Expense	112,570	71,281
Utilities	1,476	692
Total Operating Expenses	686,602	561,246

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

Overview

The Company’s main business includes sourcing, distribution and marketing of appliance components and assemblies in Asia, Europe, North and South America. Those products include icemakers; motors; ice and water dispensing systems; high efficiency motors; crushed motors; commercial vegetable dryer; control modules and established ourselves as a viable supplier of complex cables and harness for the appliance industry. We continually sell our own brand of the ice water dispenser system in the U.S Market. The condenser motor is still on the testing process; the sale of our twist flex icemaker has commenced, and we are waiting the customer’s further instruction; The oven circulation fan is in the field test phase and wire harnesses for ovens are in the final approval process. Our focus is to provide our customers with innovative products and solutions thus securing our position as a valued supplier.

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

•

Ice and Water Dispensers: Flurida Group awarded to its new, wholly-owned subsidiary Flurida Appliance, Inc. the right to sell Flurida Group designed appliances called Ice and Water Dispensers manufactured in China by Chuzhou Fuda Mechanical & Electronics Co., Ltd. Flurida Appliances has the right to sell these products throughout the whole world except China. Flurida Appliance started to sell at U.S market, then at some undetermined date in the future possibly in Canada, South American, then Europe. We work together with a water machine company called Cristal Mountain Inc to sell our brand ice water dispenser in US and Canada market. We signed an exclusive sell agent agreement with Crystal Mountain Inc in March 2017

For reasons set forth below, for the fiscal quarter ended March 31, 2017, the Company had total net revenue of $ 10,215,496. For the fiscal quarter ended March 31, 2016, the Company had total net revenue of $ 9,405,730.

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

Results of Operations

For the fiscal quarter ended March 31, 2017 vs. March 31, 2016.

Revenue

For the fiscal quarter ended March 31, 2017, the Company had net total revenue of $ 10,215,496 to the Company’s Europe, North and South America customers, and Asia, which was increased 9% more than the fiscal quarter ended March 31, 2016 total net revenue of $ 9,405,730.

For the period January 1 to March 31, 2017, the Company sold icemakers, high efficiency motor, module assembly, wire harness, motors, thermostats, ice and water dispenser, vegetable dryer, and other related refrigerator appliance to North America, which included Electrolux North America, General Electric Company, Exact Replacement Parts, and others America corporation, for total sales of $ 9,451,237. The icemakers, assembly, motors, wire harness, vegetable dryer, ice and water dispenser, and related parts were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd; all the icemakers, motors, assembly, wire harness, vegetable dryer, ice and water dispenser, and related parts were shipped out at FOB shipping point Nanjing, China.

The Company sold Motors and other parts to South America, Which included Electrolux – Do Brasil and CTI S.A , for total of $ 145,226. The motors were manufactured and supplied by ChuZhou FuDa Mechanical and Electronics Co., Ltd, and were shipped out at FOB shipping point Nanjing, China.

For the period January 1 to March 31, 2017, the Company sold motors, DAC Boxes, Deflector, and related refrigerator appliance to Europe, which included Electrolux Hungry and Electrolux Italy, for total sales of $49,014. The DAC Boxes, Deflector, Motors, and other related parts were manufactured and supplied by Chu Zhou Fuda; all the DAC Boxes magnets, and motors were shipped out at FOB shipping point Nanjing, China.

The Company also sold icemakers and related parts to Asia for $ 159,151. The icemakers and parts were manufactured and supplied by Chu Zhou Fuda; all the icemakers were shipped out at FOB shipping point Nanjing, China.

For the period of January 1 to March 31, 2017, the Company sold thermostats and other related key parts for icemakers and motors, and sold dampers to ChuZhouFuDa. Flurida Group purchased some of the parts from Wako Electronics, Inc., an US Company located at Louisville, KY 40299. Flurida Group also purchased dampers from ITW Motion, an US company located in Illinois, and then sold to ChuZhouFuDa. Flurida Group, Inc. adds averaged 5% - 10% margin based on the cost of purchase, then sold to them, so, $ 430,800 were sold and invoiced to ChuZhouFuDa for the fiscal quarter ended March 31, 2017.

In summary, for the period of January 1 to March 31, 2017, the Company recognized the total gross sales of $ 10,235,429. And the Company had sales return and allowance and sales discount of $ 19,933, so, a total of $ 10,215,496 net sales were recorded.

We are as of yet unable to predict the effect of the current economic situation in China will have upon our business.

Cost of Revenue

Our Costs of Goods Sold, as we expected increased slightly due to increasing labor and raw materials costs. We anticipate this trend to continue and may adjust our unit price upward to reduce the impact of rising costs.

At the period ended December 31, 2016, the Company had ending inventory $300,825 that was majority purchased from ChuZhou FuDa.

The Company purchased Icemakers, motors, high efficiency motor, wire harness, dac boxes, deflectors, icemaker dispenser, ice and water dispenser, and other related appliance parts from ChuZhou FuDa, at total cost of $ 7,580,221 for the fiscal quarter ended March 31, 2017.

To manufacture the related refrigerator appliance parts, Chu Zhou Fu Da needs key parts made in USA, which were purchased through Flurida Group, Inc. in USA. The costs of purchasing the parts were $ 374,334 in the period of January 1 to March 31, 2017.

The Company purchase module assembly and vegetable dryer from Fulu industries (HK), Ltd at a cost of $ 986,663 for the fiscal quarter ended March 31, 2017.

For the fiscal quarter ended March 31, 2017, the Company had total purchase of $ 8,941,218.

At the quarter ended March 31, 2017, the company had total ending inventory at a value $ 309,611.

For the period of January 1 to March 31, 2017, the company had freight and warehouse cost of $ 21,075, and tooling expenses of $ 231,650.

Therefore, in the fiscal quarter ended March 31, 2017, the Company incurred a total cost of goods sold of $ 9,185,157 was increased 10% compared to the fiscal quarter ended March 31, 2016 cost of goods sold of $ 8,384,777. The increase of cost of goods sold was due to the sales increase.

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

Expense

Our operation expenses consist of selling, general and administrative expenses, and research & development expenses, and depreciation expenses:

	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016
Operating expenses
Administration Expense	538	2,531
Automobile Expense	1,364	3,606
Bank Service Charges	95,812	59,348
Business Registration & Permits	1,329	-
Certification	9,287	4,668
Computer and Internet Expenses	-	4,398
Depreciation Expenses	7,388	9,025
Fuel charge	4,654	2,188
Gift and Promotion	26,831	2,403
Industry Show	-	24,957
Insurance Expense	59,633	2,721
Meals and Entertainment	17,093	26,971
Office Supplies	7,281	11,502
Parking Fee	192	240
Payroll Expenses	245,362	260,211
Penalty & Fine Expense	1,169	-
Postage and Shipping	1,234	2,237
Professional Fees	52,265	33,649
Rent Expense	29,259	22,539
Repair and Maintenance	-	6,012
Research and Development Expense	883	1,232
Service Cost	6,029	400
Telephone Expense	4,953	8,435
Travel Expense	112,570	71,281
Utilities	1,476	692
Total Operating Expenses	686,602	561,246

Income Taxes

We are subject to income taxes in the U.S. and we incurred income tax expense of $ 177,636 and $ 161,423 for the fiscal quarter ended March 31, 2017 and 2016 respectively. As of March 31, 2017, the Company had income taxes payable of $ 716,476.

Net Income (Loss)

For the reasons set forth above, we had a net income of $ 300,477 and $ 297,698 for fiscal quarter ended March 31, 2017 and 2016 respectively.

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

Liquidity and Capital Resources

	At March 31	At December 31
	2017	2016

Current Ratio	1.63	1.48
Cash	$11,971,007	$12,592,938
Working Capital	$6,208,409	$6,908,861
Total Assets	$16,253,668	$18,412,322
Total Liabilities	$9,920,085	$12,379,216

Total Equity	$6,333,583	$6,033,106

Total Debt/Equity	1.57	2.05

___________

*	Current Ratio = Current Assets / Current Liabilities
**	Working Capital = Current Assets - Current Liabilities
***	Total Debt / Equity = Total Liabilities / Total Shareholders’ Equity.

The Company’s overall working capital was increased in the quarter ended March 31, 2017 comparing to year ended December 31, 2016, due to the overall decrease of account receivable, the Company’s current ratio was also increased due to the decrease of account receivable as well.

The Electrolux agreements require the Company to supply the motors, ice makers, and other parts based on Electrolux’s needs. The payment terms for Electrolux North America customers, which constitute more than 50% of our revenues, were changed from a consignment basis to FOB China port in early 2016. Therefore, we don’t have inventory related Electrolux North America customers. The other businesses with Electrolux in Europe still are on a consignment basis.

The Company entered into a promissory note secured renewal business loan agreement in the principal amount of $5,000,000 with East West Bank located in El Monte, CA. On September 25, 2017, the loan was extended from September 27, 2017 to September 30, 2018. The principal amount of the Note is $5,000,000. The maximum aggregate amount that may be outstanding under all sub-limits (items 1 through 4) shall be of $5,000,000. The maximum aggregate amount that may be outstanding under all sub-limits (items 3 through 4) shall be of $5,000,000. The loan is secured by all company inventories, account receivable, and other assets of the Company.

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

Interest accrued on amounts advanced shall be due and payable on the 25th day of each month commending with the first month after the date of advance. The outstanding principal balance of this note together with all accrued and unpaid interest and all other amount due hereunder, is due and payable on September 30, 2018. Nothing was outstanding on this loan at March 31, 2017.

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

Specifically, the management still believes that within the operating activities, the efforts of collecting accounts receivables and making payments of accounts payables still were the primary factors for the changes of cash flows in 2017 and will continue in later years.

The Company had cash and cash equivalents of $ 11,971,007 at March 31, 2017 and $ 6,208,409 working capital, and $ 12,592,938 at December 31, 2016 and $ 6,908,861 of working capital.

The total debt of $ 9,920,085 for March 31, 2017 included total of $ 9,152,813 account payable, which was included $ 7,413,294 for Chu Zhou Fu Da, $ 1,491,855 for Fulu Finance Management Limited, $ 152,763 for US suppliers, $ 36,068 for salary and payroll tax payable, and $ 58,833 for all other account payable, $ 716,476 income tax liabilities, and $ 50,796 unearned revenue.

Our independent auditor has indicated that our customer concentration may raise doubt about its ability to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations. However, due to the close relationship between the Company and its supplier, Chuzhou Fu Da, which is closely related and directly managed by shareholder and director Jianfeng Ding, Further, as of March 31, 2017, the cash and cash equivalent balance was $ 11,971,007 and account receivable was $ 3,847,876, such that the management believes that the revenues will be generated and its cash flows will be maintained to cover its operational costs and the risk of going concern in long term is significantly low.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures to ensure that information required to be disclosed in this quarterly report on Form 10-Q was properly recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. The Company’s controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers to allow timely decisions regarding required disclosure.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at March 31, 2017 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at March 31, 2017, our disclosure controls and procedures are not effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s last three-month period that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Deregistration of our Securities under the 1934 Act by filing a Form 15

We deregistered of our Securities under the 1934 Act by filing a Form 15 on August 14, 2017. Accordingly, we will not be filing any further reports on Form 10-K, 10-Q, 8-K and other reports which we were formerly required to file after this filing on Form 10-Q.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities.

(b) Use of Proceeds.

The Registrant did not sell or otherwise issue any unregistered securities during the three months ended March 31, 2017.

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

Flurida Group, Inc.,
a Nevada corporation

December 13, 2017	By:	/s/ Jianfeng Ding
Jianfeng Ding
Principal Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Jianfeng Ding	Jianfeng Ding	Principal Executive Officer and Director	December 13, 2017

/s/ Yaru Huang	Yaru Huang	Principal Financial Officer and Principal	December 13, 2017
Accounting Officer

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002.

32.2 *	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002.

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

